Form 10QSB
period 2000-09-30
AMERICAN IDC CORP
filed 2000-11-14
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) Of The Securities Act Of 1934

                For the quarterly period ended September 30, 2000

                        Commission file number: 000-31541

                               AMERICAN IDC CORP.
        (Exact name of small business issuer as specified in its charter)

            Florida                                       65-0941058
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)

           Suite 625 - 9800 Sepulveda Boulevard, Los Angeles, CA 90045
                    (Address of principal executive offices)

                                 (310) 342-0760
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value                           5,100,000
          (Class)                           (Outstanding as of November 1, 2000)

                               AMERICAN IDC CORP.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Independent Auditors Report.................................................3

Assets   ...................................................................4

Liabilities and Stockholder's Equity........................................5

Statement of Operations.....................................................6

Statement of Stockholder's Equity...........................................7

Statement of Cash Flows.....................................................8

Notes of Financial Statements...............................................9

Item 2   Management's Discussion and Analysis or Plan of Operation..........13

Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K...................................19

Signatures..................................................................20

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors                                              November 9, 2000
AMERICAN IDC CORP.
Marina del Rey, California

         I have audited the accompanying Balance Sheets of AMERICAN IDC CORP. (formerly FUTURE PROJECTS VIII CORP.), (A Development Stage Company), as of September 30, 2000, December 31, 1999, and December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the period January 1, 2000, to September 30, 2000, and the two years ended December 31, 1999, and December 31, 1998. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these Financial Statements, based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of AMERICAN IDC CORP. (formerly FUTURE PROJECTS VIII CORP.), (A development Stage Company), as of September 30, 2000, December 31, 1999, and December 31, 1998, and the results of its operations and cash flows for the period January 1, 2000, to September 30, 2000, and the two years ended December 31, 1999, and December 31, 1998, in conformity with generally accepted accounting principles.

         The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 in the "Notes to the Financial Statements," the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan, in regard to these matters, is also described in Note #5. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

---------------------------

/s/ Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, Nevada 89123
(702) 361-8414


                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  -------------


                                     ASSETS
                                     ------


                                           September         December        December
                                            30, 2000         31, 1999         31, 1998
                                          ------------     ------------    ------------
CURRENT ASSETS                            $          0     $          0    $          0
                                          ------------     ------------    ------------

         TOTAL CURRENT ASSETS             $          0     $          0    $          0
                                          ------------     ------------    ------------

OTHER ASSETS                              $          0     $          0    $          0
                                          ------------     ------------    ------------

         TOTAL OTHER ASSETS               $          0     $          0    $          0
                                          ------------     ------------    ------------

         TOTAL ASSETS                     $          0     $          0    $          0
                                          ------------     ------------    ------------




    The accompanying notes are an integral part of these Financial Statements


                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)


                                 BALANCE SHEET
                                 -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                   September        December        December
                                                   30, 2000         31,1999         31,1998
                                                   ------------     ------------    ------------
CURRENT LIABILITIES

  Officers Advances (Note #8)                      $      4,713     $        800    $          0
                                                   ------------     ------------    ------------

TOTAL CURRENT LIABILITIES                          $      4,713     $        800    $          0
                                                   ------------     ------------    ------------

STOCKHOLDERS' EQUITY (Note #4)

         Common stock, $.001 par value
         Authorized 50,000,000 shares
         Issued and outstanding at
         December 31, 1998 - 5,000,000 shs                                          $      5,000
         December 31, 1999 - 5,000,000 shs                          $      5,000
         September 30, 2000 - 5,100,000 shs        $      5,100

         Additional paid in capital                       6,900           -3,000          -3,000

         Deficit accumulated during
         the development stage                          -16,713           -2,800          -2,000
                                                   ------------     ------------    ------------


TOTAL STOCKHOLDERS' EQUITY                         $     -4,713     $       -800    $          0
                                                   ------------     ------------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $          0     $          0    $          0
                                                   ------------     ------------    ------------


    The accompanying notes are an integral part of these Financial Statements


                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)


STATEMENT OF OPERATIONS
-----------------------


                                          Jan. 1,            Year             Year        Jun 3, 1997
                                         2000, to            Ended           Ended        (Inception)
                                         Sep. 30,          Dec. 31,          Dec. 31,      to Sep. 30,
                                           2000              1999             1998            2000
                                       ------------      ------------     ------------    ------------
INCOME
     Revenue                           $          0      $          0     $          0    $          0
                                       ------------      ------------     ------------    ------------

EXPENSES
     General, Selling
     And Administrative                $     13,913      $        800     $          0    $     16,713
                                       ------------      ------------     ------------    ------------


  TOTAL EXPENSES                       $     13,913      $        800     $          0    $     16,713
                                       ------------      ------------     ------------    ------------


Net Loss                               $    -13,913      $       -800     $          0    $    -16,713
                                       ------------      ------------     ------------    ------------


Net loss per share -
 Basic and diluted
 (Note #2)                             $     -.0028      $     -.0002     $        NIL    $     -.0033
                                       ------------      ------------     ------------    ------------

Weighted average
Number of common
Shares outstanding                        5,008,759         5,000,000        5,000,000       5,001,947
                                       ------------      ------------     ------------    ------------



    The accompanying notes are an integral part of these financial statements


                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------

                                                Common Stock           Additional
                                         ---------------------------     paid-in      Accumulated
                                            Shares         Amount        Capital         Deficit
                                         ------------   ------------   ------------   ------------
June 3, 1997
Issued for services                         5,000,000   $      5,000   $     -3,000   $          0
Net loss, August
June 3, 1997, to
December 31, 1997                                                                           -2,000
                                         ------------   ------------   ------------   ------------

Balance,
December 31, 1997                           5,000,000   $      5,000   $     -3,000   $     -2,000

Net loss year ended
December 31, 1998                                                                                0
                                         ------------   ------------   ------------   ------------

Balance,
December 31, 1998                           5,000,000   $      5,000   $     -3,000   $     -2,000

Net loss year ended
December 31, 1999                                                                             -800
                                         ------------   ------------   ------------   ------------

Balance,
December 31, 1999                           5,000,000   $      5,000   $     -3,000   $     -2,800

September 7, 2000
Issued for services                           100,000            100          9,900

Net loss
January 1, 2000 to
September 30, 2000                                                                         -13,913
                                         ------------   ------------   ------------   ------------
Balance,
September 30, 2000                          5,100,000   $      5,100   $      6,900   $    -16,713
                                         ------------   ------------   ------------   ------------


    The accompanying notes are an integral part of these financial statements


                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                           Jan. 1,          Year         Jun. 29,     Jun 3, 1997
                                           2000, to        Ended         1998, to     (Inception)
                                           Sep. 30,       Dec. 31,       Dec. 31,      to Sep. 30,
                                             2000           1999           1998           2000
                                         ------------   ------------   ------------   ------------
Cash Flows from
Operating Activities
  Net Loss                               $    -13,913   $       -800   $          0   $    -16,713

  Adjustment to
  reconcile net loss
  to net cash provided
  by operating activities                           0              0              0              0

  Issuance of common
  stock for services                           10,000              0              0         12,000

Changes in assets and
Liabilities
  Increase in current
  liabilities                                  +3,913           +800              0         +4,713
                                         ------------   ------------   ------------   ------------

Net cash used in
operating activities                     $          0   $          0   $          0   $          0

Cash Flows from
investing activities                                0              0              0              0

Cash Flows from
Financing Activities
  Issuance of common
  stock for cash                                    0              0              0              0
                                         ------------   ------------   ------------   ------------

Net increase (decrease)
in cash                                  $          0   $          0   $          0   $          0

Cash,
Beginning of period                                 0              0              0              0
                                         ------------   ------------   ------------   ------------

Cash,
End of period                            $          0   $          0   $          0   $          0
                                         ------------   ------------   ------------   ------------

    The accompanying notes are an integral part of these financial statements

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
          September 30, 2000, December 31, 1999, and December 31, 1998


NOTE #1 - HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized June 3, 1997, under the laws of the State of Florida, as FUTURE PROJECTS VIII CORP. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company. On July 20, 2000, the Company changed its name to AMERICAN IDC CORP.

NOTE #2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Method
         -----------------

                  The Company records income and expenses on the accrual method.

         Estimates
         ---------

                  The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the Financial Statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Equivalents
         --------------------

                  The Company maintains a cash balance in a non-interest-bearing bank, which currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments, with the maturity of three months or less, are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or September 30, 2000.

         Income Taxes
         ------------

                  Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
          September 30, 2000, December 31, 1999, and December 31, 1998


NOTE #2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Reporting on Costs of Start-Up Activities
         -----------------------------------------

                  Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed, as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's Financial Statements.

         Loss Per Share
         --------------

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.

         Year End
         --------

                  The Company has selected December 31st, as its year-end.

         Year 2000 Disclosure
         --------------------

                  The Y2K issue had no effect on this Company.

         Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction
         -----------------------------------------------------------------------

                  The Company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
          September 30, 2000, December 31, 1999, and December 31, 1998


NOTE #3 - INCOME TAXES

         There is no provision for income taxes for the period ended September 30, 2000. The Company's total deferred tax asset, as of December 31, 1999, is as follows:

                 Net operation loss carry-forward              $         2,800
                 Valuation allowance                           $         2,800
                 Net deferred tax asset                        $             0

         The federal net operating loss carry-forward will expire between the years 2017 and 2019.

         This carry-forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE #4 - STOCKHOLDERS' EQUITY

         Common Stock
         ------------

         The authorized common stock of the Company consists of 50,000,000 shares, with a par value of $0.001 per share.

         Preferred Stock
         ---------------

         AMERICAN IDC CORP. has no preferred stock.

         On June 3, 1997, the Company issued 5,000,000 shares of its $0.001 par value common stock for services for $2,000.

         On September 7, 2000, the Company issued 100,000 shares of its $0.001 par value common stock for services of $10,000.00, or $0.10 per share

NOTE #5 - GOING CONCERN

         The Company's Financial Statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
          September 30, 2000, December 31, 1999, and December 31, 1998


NOTE #6 - RELATED PARTY TRANSACTIONS

         The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the Financial Statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE #7 WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock.


NOTE #8 - OFFICERS ADVANCES

         While the Company is seeking additional capital through a merger with an existing company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

During the next twelve months, the Company plans to concentrate its efforts on developing its services and identifying specific markets and clients for these services. The Company intends to rely on the experience and expertise of its management to study the market for Information Technology solutions.

Because the Company remains essentially a start-up development company with limited capital resources, it may be necessary for the President to either advance funds to the Company, or to accrue expenses until such time as an additional financing can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until the Company's product development and marketing reaches a point when additional financing will be possible. Further, the Company's President and sole Director will defer any cash compensation until such time as the Company begins to earn revenues from operations.

It is clear to the Company that present funding is not sufficient for the launch of its operations, and that it must interest investors in one or more secondary capital formation programs before it can launch.

Management is now engaged in evaluating the feasibility of further limited offerings or private placements, whether to develop a program for investors involving royalties or profit participation in actual product sales, with investments tied to specific products, or whether to attempt to register securities for sale, pursuant to Section 5 of the Securities Act of 1933. It is the conclusion of management that significant additional capital formation is necessary to launch operations successfully.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis, until the Company begins to earn revenues from operations. Outside advisors or consultants will be used only if they can be obtained for a minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner as it continues to develop its business plan during the next twelve months.

Cash requirements and need for additional funds
-----------------------------------------------

The Company anticipates no substantial cash requirements for the next twelve months, to remain in its present pre-operating condition. It is the opinion of management that approximately $1,000,000 would be required to launch operations in the next twelve months.

To sustain the Company in a pre-operating mode, the Company has indicated substantial self-sufficiency, for this reason, management anticipates no activity during that period, other than compliance with reporting requirements. Required management, legal and professional services during that period are believed capable of being secured for deferred payment or payment in new investment shares of common stock. The exception to the previous statement is that the Company's Auditor cannot lawfully or properly be compensated otherwise than by payment for services in cash as billed by such independent auditor. This cash requirement is foreseen to be not less than $4,000.00 nor more than $10,000.00 during the next twelve months. This minimal funding will be obtained by borrowing, possibly with a guarantee from its officers, directors or principal shareholder. There is no assurance possible that even these minimal requirements for cash can be met. The failure to maintain current auditing of the corporate affairs would result in the failure to meet the Company's intention to file periodic reports, voluntarily or otherwise, at the close of its next fiscal year. The expenses of its audit, legal and professional requirements, may be advanced by management. No significant cash or funds are required for Management to evaluate possible transactions. No such activity is expected for at least the next six months.

In the more important and desirable event that operations are to be launched during the next twelve months, as intended, it will be necessary for the Company to obtain sufficient working capital to insure that its operations could continue for long enough to achieve profitability.

While the Company has disclosed the results of such a contingency, it does not anticipate any such contingency upon which the Company would voluntarily cease filing reports with the SEC, even though it might cease to be required to do so under current rules. It is in the Company's compelling interest to be a reporting company and to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties. Capital formation programs cannot be approached responsibly without maintenance of the Company's reporting status.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS: The Company was incorporated on June 3, 1997 and has yet to launch operations. Activity during the past year has been confined to the identification of markets and development of services.

FUTURE PROSPECTS: The Company is unable to predict when it may launch intended operations, or failing to do so, when and if it may elect to participate in a business acquisition opportunity. The reason for this uncertainty arises from its limited resources, and competitive disadvantage to other public or semi-public issuers. Notwithstanding the conditions, the Company expects to develop a capital formation strategy and launch operations during the next twelve to eighteen months.

REVERSE ACQUISITION CANDIDATE: The Company is not currently searching for a profitable business opportunity. This contingency is disclosed for the possibility that the Company's intended business might fail. The Company is not presently a reverse acquisition candidate. Should the Company's business fail, management does not believe the Company would be able to effectively, under current laws and regulations, attract capital, and would be required to seek such an acquisition to achieve profitability for shareholders.

Risk Factors that may affect future results and market price of stock
---------------------------------------------------------------------

The business of the Company involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement, or statements, made in this report. These risks and uncertainties include, but are not necessarily limited to the risks set forth below. The Company's securities are speculative and investment in the Company's securities involves a high degree of risk and the possibility that the investor will suffer the loss of the entire amount invested.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINLY OF FUTURE RESULTS

The Company was organized in 1997, and has no operating history upon which an evaluation of its business and prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating the acceptance of the Company's business model.The Company will be incurring costs to develop and market its IT solutions, to establish marketing relationships, and to build an administrative organization. There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations it will likely need to increase its operating expenses, broaden its customer support capabilities, and increase its administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

POSSIBLE NEED FOR ADDITIONAL FINANCING

It is possible that revenues from the Company's operations may not be sufficient to finance its initial operating cost to reach breakeven. If this were to occur, the Company would need to raise or find additional capital. While the Company expects to be able to meet its financial obligations for approximately the next twelve months, there is no assurance that, after such period, the Company will be operating profitably. If they are not, there can be no assurance that any required capital will be obtained on terms favorable to the Company. Failure to obtain adequate additional capital on favorable terms could result in significant delays in the expansion of new services and market share and could even result in the substantial curtailment of existing operations and services to clients.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY
RESULTS.

As a result of the Company's lack of operating history and the emerging nature of the market in which it competes, the Company is unable to forecast its revenues accurately. The Company's current and future expense levels are based largely on its investment/operating plans and estimates of future revenue and are to a large extent based on the Company's own estimates. Sales and operating results generally depend on the volume of, timing of, and ability to obtain customers, orders for services received, and revenues therefrom generated. These are, by their nature, difficult at best to forecast.

The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to the Company's planned expenditures would have an immediate adverse affect on the Company's business, financial condition, and results of operations. Further, in response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions that could have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

DEVELOPING MARKET; ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE JUST NOW BEING PROVEN.

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce, in terms of the sales of both products and services to businesses and individuals. The use of the Internet as a means of business sales and commerce is has only recently reached a point where many companies are making reasonable profits from their endeavors therein, and there can be no assurance that this trend will continue.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce.

The failure of the necessary infrastructure to further develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a valid medium for business would have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

UNPROVEN ACCEPTANCE OF THE COMPANY'S SERVICES AND/OR PRODUCTS

The Company is still in its development stage. As a result, it does not know with any certainty whether its services and/or products will be accepted within the business marketplace. If the Company's services and/or products prove to be unsuccessful within the marketplace, or if the Company fails to attain market acceptance, it could materially adversely affect the Company's financial condition, operating results, and cash flows.

DEPENDENCE ON KEY PERSONNEL

The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and directors. The Company intends to hire additional technical, sales, and other personnel as they move forward with their business model. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical employees, or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of the Company's key employees or the inability to attract and retain the necessary technical, sales, and other personnel could have a material adverse effect upon the Company's business, financial condition, operating results, and cash flows. The Company does not currently maintain "key man" insurance for any of its key employees.

DEPENDENCE ON THE INTERNET

Online companies have experienced interruptions in their services as a result of outages and other delays occurring due to problems with the Internet network infrastructure, disruptions in Internet access provided by third-party providers or failure of third party providers to handle higher volumes of user traffic. If Internet usage grows, the Internet infrastructure or third-party service providers may be unable to support the increased demands which may result in a decline of performance, reliability or ability to access the Internet. If outages or delays frequently occur in the future, Internet usage, as well as usage of the Company's Internet Web-sites, could grow more slowly or decline.

COMPETITION

The IT solutions market in which the Company will operate is very competitive. Many competitors have substantially greater, financial, technical, marketing, and distribution resources than the Company.

In the all its markets, the Company competes against a large number of companies of varying sizes and resources. There are an increasing number of competitive services and products offered by a growing number of companies. Increased competition in any service or product area may result in a loss of a client, reduction in sales revenue, or additional price competition, any of which could have a material adverse effect on the Company's operating results. In addition, existing competitors may continue to broaden their service and/or product lines and other potential competitors may enter or increase their presence in the IT solutions market, resulting in greater competition for the Company.

Most of the Company's current and potential competitors have substantially longer operating histories, larger customer bases, greater name and service recognition, and significantly greater financial, marketing, and other resources than the Company. In addition, competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as the use of the Internet and other online services increases. Many of the Company's competitors may be able to respond more quickly to changes in customer preferences/needs, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Internet site and systems development than the Company.

It is possible that new competitors or alliances among competitors may emerge and rapidly acquire market share. Increased competition may result in reduced operating margins and/or loss of market share, either of which could materially adversely affect the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition, operating results and cash flows.

RISKS OF POTENTIAL GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES RELATING TO THE INTERNET

The Company is not currently subject to direct federal, state, or local regulation in the United States and Canada other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content, and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services.

In addition, the Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel, obscenity, and export or import matters. It is possible that future applications of these laws to the Company's business could reduce demand for its products and services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Because the Company's services will likely be available over the Internet in multiple states, and possibly foreign countries, other jurisdictions may claim that the Company is required to qualify to do business and pay taxes in each state or foreign country. The Company's failure to qualify in other jurisdictions when it is required to do so could subject the Company to penalties and could restrict the Company's ability to enforce contracts in those jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business may have a material adverse affect on its business, results of operations and financial condition.

INTELLECTUAL PROPERTY RIGHTS

As part of its confidentiality procedures, the Company expects to enter into nondisclosure and confidentiality agreements with its key employees, and any consultants and/or business partners and will limit access to and distribution of its technology, documentation, and other proprietary information.

Despite the Company's efforts to protect any intellectual property rights it may have, unauthorized third parties, including competitors, may from time to time copy or reverse-engineer certain portions of the Company's technology and use such information to create competitive services and/or products.

It is possible that the scope, validity, and/or enforceability of the Company's intellectual property rights could be challenged by other parties, including competitors. The results of such challenges before administrative bodies or courts depend on many factors which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on the Company's intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, and cause service or product delays. If such events should occur, the Company's business, operating results and financial condition could be materially adversely affected.

RISKS OF TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS

The Company's success will depend on its ability to develop Information Technology solutions that will meet customers' changing requirements. The IT solutions industry is characterized by rapidly changing technology, evolving industry standards, and changes in customer need and frequent new service and product introductions. The Company's future success will depend, in part, on its ability to effectively use leading edge technologies, to continue to develop its technological expertise, to enhance its current service, to develop new products that meet changing customer preferences and to influence and respond to merging industry standards and other technological changes on a timely and cost-effective basis.

DEPENDENCE OF LICENSED TECHNOLOGY

The Company may rely on certain technology licensed from third parties, and there can be no assurance that these third party technology licenses will be available to the Company on acceptable commercial terms or at all.


                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*

         3.2      By-laws of the Registrant*

         23 Consent of Barry L. Friedman, independent certified public accountant

         27       Financial Data Schedule (electronic filing only)

         99 Press Release dated Thursday, August 10, 2000 - American Internet Data Center to Launch Operations in Los Angeles
----------------

         * Previously filed as an exhibit to the Company's Form 10-QSB dated September 15, 2000


(b) Reports on Form 8-K filed during the three months ended September 30, 2000.

         No Current Reports on Form 8-K were filed during the three months ended September 30, 2000

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 2000                  American IDC Corp.


                                          /s/ Gordon Lee
                                          -----------------------------------
                                          Gordon F. Lee
                                          President