Form 10KSB
period 2000-12-31
AMERICAN IDC CORP
filed 2001-03-29
CIK 1123448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

Securities Registered pursuant to section 12(g) of the Act:   None

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         X
   --------------

State issuer's revenues for its most recent fiscal year :     none

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000: $ 0

Number of outstanding shares of the registrant's par value $0.001 common stock
as of March 28, 2001:      5,100,000

                               AMERICAN IDC CORP.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1.   Business.............................................................3

Item 2.   Properties...........................................................6

Item 3.   Legal Proceedings....................................................6

Item 4.   Submission of Matters of a Vote of Security Holders..................6

                                 Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters..............................................................6

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation...................................7

Item 7.   Financial Statements and Supplementary Data.........................12

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................12

                                Part III

Item 9.   Directors and Executive Officers of the Registrant..................12

Item 10.  Executive Compensation..............................................13

Item 11.  Security Ownership of Certain Beneficial Owners and Management......14

Item 12.  Certain Relationships and Related Transactions......................14

                                 Part IV

Item 13.  Exhibits, Financial Statement Schedule and Reports on Form 8-K......15

Signatures....................................................................15

                                     Part I

ITEM 1.  BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

General
-------

American IDC Corp. (hereinafter "The Company"), a development stage company, was incorporated on June 3, 1997 under the laws of the State of Florida. Its Articles of Incorporation provided for authorized capital of fifty million (50,000,000) shares of Common Stock , par value $0.001.

There have been no bankruptcy, receiverships, or similar proceedings by or against the Company. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant asset(s).

The Company's principal executive offices are located at: Suite 625 - 9800 Sepulveda Boulevard, Los Angeles, CA 90045.

Business History
----------------

The Company was incorporated as a development stage company on June 3, 1997 as Future Projects VIII Corp. On July 20, 2000, the Company changed its name to American IDC Corp. with the intention of developing an Internet Data Center business.

The Company has recognized the increasing demand for companies entering into E-commerce to have a place of Internet presence, security and redundancy within the Data Center market place. The Company intends to become a total Internet Solutions Provider by offering businesses a platform to build and execute their E-business strategies.

The Internet Data Center Outsourcing Industry
---------------------------------------------

As one of many organizations in a growing industry, the Company is prepared to implement a strategy to position itself as an Information Technology solution provider to various public and private organizations. The Company believes that in order to capitalize on the growth in the Internet Data market, it needs to target its core competencies with an emphasis on customer service and support.

Business Development
--------------------

Though in its developmental stage, the Company believes that it has refined a business model that will provide Internet co-location service, Internet Data Center services, and office space leasing services to small and medium size businesses. The Company will provide the security, flexibility, and control that customers require to fill all of their Information Technology needs.
The Company plans to offer solutions that will enable Information Technology clients to procure data center outsourcing services as an extension of their organizations and not as an "either/or" business proposition. The Company believes this will lead to greater end user satisfaction, improved budge performance from customer/supplier synergies, fixed cost expense forecasting, significant cost savings and access to state of the art data center facilities.

The Company has based its business model on the belief that the market is currently lacking secure and flexible comprehensive Information Technology solutions provided by one source.

The Company plans to design and engineer its own customized data center platforms on which clients build their applications. The Company believes by providing teams of technical specialists and in-field technicians to assume end to end accountability for all hardware and network functions, and by utilizing centralized data center consulting services, the Company will be able to provide a premium level of customer service to clients with efficiency and flexibility.

Using the Internet, the Company plans to connect clients to its data center where servers are stored and managed in an environmentally controlled and secure facility. Customer service oriented technicians will be provided to support clients around the clock.

The Company intends to work closely with clients to enable them to design their own networks, chose the operation system, bandwidth options, backup and recovery strategies and security services that best support their technical goals for their specific business applications. The Company intends to ensure clients that it can tailor its services to their business needs.

Products and Services
---------------------

The Company's products and services are expected to include:

1.  Internet Co-Location Services
2.  Office Space Leasing Services
3.  Data Centers

INTERNET CO-LOCATION SERVICES

The Company's Co-Location services will be designed to give businesses the security, flexibility, and control that is essential in a hosting service. The Company's operation will be built around reliability and total network protection.

Co-Location will be targeted to companies who want to use their own servers and network equipment, those that rely on complex or legacy operating systems, or that maintain proprietary, patented, or sensitive intellectual property. It will also be targeted to Application Service Providers and dot-com companies that provide software, data, or IT services to their customers. Co-Location enables clients to maintain control over their own server and data, while ensuring systems remain online and that the data is safe.

OFFICE SPACE LEASING SERVICES

The Company's facility will consist of potentially over 65,000 square feet of designated, independent office space area. This area will be designed to provide short term or temporary accommodation solutions to emerging and growing businesses who may not yet require an operating office in Los Angeles or southern California but who are in need of a business presence (for example, a representative office for a Chinese or Asian based company).

The Company believes that one of the biggest concerns of small and medium sized businesses is overhead expense. The Company intends to provide its clients with an immediate temporary solution to this concern. The Company plans to offer full service lease spaces on a project basis or short term lease until clients decide on more permanent solutions.

DATA CENTERS

The Company's management intends to develop a proprietary web-based project management system that will allow the outsourcing partner direct participation in project management and coordination of the Company's development resources.

The Company plans to have data center technicians available to clients 24 hours a day to ensure smooth operations. Technicians will be in constant contact with the Company's Network Operations Center to monitor the performance and availability of every server in the Operations Center.

The Company plans to invest in the most current and up to date data center specific equipment available to ensure stability, reliability, and protection from bottlenecks, system failures, data loss and downtime.

As different industries and businesses may require different levels of assistance, the Company plans to focus on customer service with each client on an individual basis. The Company will specifically focus on the client's industry requirements and take into account the specific level of information technology required by each client's organization, customizing the networks to match the level of sophistication and support each customer requires.

To date the Company has no new announcements of products or services.

Marketing Strategy
------------------

The initial and primary target market the Company has identified is the small and medium-sized business market. The Company decided it will target this segment for two reasons:

1. These businesses' lack of local IT expertise and resources to build a full service/function IT department

2. The budgetary concern of increasing operational expenses to locate and staff IT professionals.

The demand for web-enabled business applications places additional pressures on companies to provide around the clock computer operations, and to support those operations with robust network and data center infrastructures.

The Company's marketing and sales plan is designed so that small business owners will also be able to use its services in order to save on their IT operational expenses. Large-scale business enterprises will be personally assisted to find the best IT solution for their needs by working directly with the Company's staff, especially if the Company is already housing one or more of their servers.

Managed services provide businesses with the tools they need to implement a cohesive set of IT objectives. Companies in the process of formulating a core IT strategy may not have the in house expertise to objectively determine what that strategy should be. The Company's technical consultants will be able to deliver the knowledge and experience in Data Center Outsourcing, Data Center Migration, Business Continuity, and Security.

The Company is confident that by targeting the small and medium sized business segment of the market with reliable and affordable Information Technology solutions, it will be able to establish itself as a leader in the industry.

Competition
-----------

The Information Technology services market is highly fragmented, with no single institution or company holding a dominant share. These companies include Digital Island and Exodus, in addition to other providers of traditional consulting and networking services. Management believes the number of these companies will continue to increase. Some of these are larger and have greater resources than the Company, while others offer only specialized IT solutions.

The Company believes that if it can offer a more diverse selection of services, system reliability and data security in combination with its ability to effectively manage and administer its Network Operations Centers, it will position the Company to successfully compete in the Information Technology solutions market.

Employees
---------

Currently, the Company has no employees other than the principal. However, additional staff will be added, as the success of the business demands it.

Government Regulations
----------------------

The Company is not currently subject to direct federal, state, or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted in the United States with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the use of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has indicated that it may propose legislation on this issue to Congress in the near future and has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services. The Company does not provide customer information to third parties and, therefore, does not anticipate any current or proposed legislation relating to online privacy to directly affect its activities to a material extent.

The Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel, obscenity, and export or import matters. The vast majority of those laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could possibly create uncertainty in the Internet marketplace. That uncertainty could reduce demand for the Company's products or services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Raw Materials
-------------

The Company does not rely on any one or more raw materials or raw material suppliers for the normal course of business.

Patents
-------
The Company has no patents, nor is it in the process of trying to obtain any patents at this time.

Customers
---------

The Company currently does not rely on one or a few customers to continue business nor does the Company believe such a dependency shall evolve in the future for the Company. Potential customers include any E-commerce company requiring a significant business presence in southern California.


ITEM 2.  PROPERTIES

The Company is currently operating out of the office of the President of the Company, Gordon Lee, at Suite 625 - 9800 Sepulveda Boulevard, Los Angeles, CA 90045. The Company currently only occupies the one Suite, however, the entire facility consists of approximately 65,000 square feet of designated office space, designed to provide short term/temporary accommodation solution to emerging and growing businesses. The facility allows businesses to lease spaces on a project basis or short-term lease until a more permanent solution can be sought out. The Company believes the ability to expand into these facilities as the business plan is executed, will be adequate for its current requirements.

The Company's future plans will likely require more permanent additional space as its business plan progresses. If, and when, this should occur, the Company will look into expansion into target markets that will be able to financially support the additional office space and manpower required.

(a)  Real Estate.                           None

(b)  Computer and Office Equipment          $0


ITEM 3.  LEGAL PROCEEDINGS

The Company is not, and does not anticipate being a party to any legal proceedings in the foreseeable future.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Shares are currently quoted on the Pink Sheets market under the ticker symbol ACNI. The Company is not aware of any established trading market for its Common Stock nor is there any record of any reported trades in the public market in recent years.

(b) As of December 31, 2000, the Company had approximately 36 shareholders of record of the common stock.

(c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying dividends for the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Factors that May Affect Future Results and Market Price of Stock".

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

The Company doses not plan anticipate performing research and development for any products during the next twelve months.

The Company does not anticipate the sale of any significant property, plant or equipment during the next twelve months. The Company does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in the Company's day-to-day operations. The Company believes it has sufficient resources available to meet these acquisition needs.

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

Recent Accounting Pronouncements
--------------------------------

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other-Post Employment Benefits ("SFAS 132"). SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the company as of December 31, 2000.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is Already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended December 31, 2000. SFAS No.133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101(" SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its financial condition or operating results.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

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

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINLY OF FUTURE RESULTS

The Company was organized in 1997, and has no operating history upon which an evaluation of its business and prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating the acceptance of the Company's business model.

The Company will be incurring costs to develop and market its IT solutions, to establish marketing relationships, and to build an administrative organization. There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations it will likely need to increase its operating expenses, broaden its customer support capabilities, and increase its administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-13 are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In February , 2001 the Company terminated its relationship with Barry
L. Friedman, Certified Public Accountants. The Company engaged Stefanou & Company, LLP as its independent auditors. In the last two years, there were no disagreements on matters of accounting and auditing between the Company and Barry L. Friedman, CPA.


                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table furnishes the information concerning the Company's directors and officers as of December 31, 2000. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name              Age       Title                                         Term
----              ---       -----                                         ----

Gordon F. Lee     49        President, Secretary, Treasurer, Director     Annual


The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Gordon Lee        75%

The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and is qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

(b)      Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the directors and executive officers of the Company.

(c)      Family Relationships.              None

(d)      Business Experience.

The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Gordon F. Lee has been the President and sole Director the Company since. March 28, 2000.

From 1991 to March 1998, Mr. Lee served as the President of USA Video Corporation, one of the first companies to offer video on demand and high quality digitizing and compression services.

From March 1998 to March 1999, Mr. Lee served as the President of Glass Master Industries, a company working on the development of a bullet resistant glass coating technology which was eventually sold off to other companies for commercial development

From March 1999 to March 2000, Mr. Lee served as President of Bentley Communications Corp., a Business-to-Business Internet based company focused on China and other Asian countries. From March 2000 to present, Mr. Lee continues to serve as Bentley's CEO and Chairman.

Mr. Lee has also in the past five years served on the Board of Directors of companies such as Laser Vision Inc., Future Media Technologies, and Rose and Ruby Film Productions.

(e)      Directors Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director.


ITEM 10. EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to Registrant with copies of all
Section 16(a) that they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

EXECUTIVE COMPENSATION

(a)      Cash Compensation.

Compensation paid by the Company for all services provided up to December 31, 2000 to each of its executive officers


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                       Annual Compensation               Long Term Compensation
                       -------------------               ----------------------

(a)                    (b)     (c)     (d)      (e)     (f)          (g)

Name and               Year    Salary  Bonus    Other   Restricted   Securities
Principal              ($)     ($)     Annual           Stock        Underlying/
Position                               Compensation     Awards       Options
                                                ($)     ($)          (#)

Gordon Lee             2000    0       0        0       0            0
President, Treasurer
Secretary and Director

(h)      The Company has made no Long Term Compensation payouts (LTIP or other)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 5,100,000 shares outstanding at December 31, 2000.

Title of     Name and Address of                Amount of Beneficial    Percent
Class        Beneficial Owner                   Interest                of Class
-----        ----------------                   --------                --------
Common       Gordon F. Lee                      4,477,000               87.8%
             625 - 9800 South Sepulveda Blvd.
             Los Angeles, CA  90045

Common       Jane Littman                         490,000                9.6%
             7695 SW 104th Street, Suite 210
             Miami, FL  33156

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2000.

Title of    Name and Address of                Amount of                Percent
Class       Beneficial Owner                   Beneficial Interest      of Class
-----       ----------------                   -------------------      --------
Common      Gordon F. Lee                      4,477,000                87.8%
            625 - 9800 South Sepulveda Blvd.
            Los Angeles, CA  90045

Total as a group                               4,477,000                87.8%



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     Part IV

ITEM 13. EXHIBITS  AND REPORTS ON FORM 8-K

         (A) Exhibits

         The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)           Articles of Incorporation of the Registrant

3.2 (a)           By-laws of the Registrant

----------------
(a) Included as an Exhibit to the registration statement on the Company's Form 10-QSB dated September 15, 2000


        (B) Reports On Form 8-K.

         The Company did not file any current reports on Form 8-K during the reporting period.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2001                                American IDC Corp.


                                                     /s/ Gordon Lee
                                                     --------------
                                                     Gordon F. Lee
                                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon F. Lee                     Director                   March 28, 2001
------------------
Gordon F. Lee

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2000 AND 1999


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                               AMERICAN IDC CORP.

                               AMERICAN IDC CORP.

                          Index to Financial Statements


--------------------------------------------------------------------------------


                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants                           F-3

Balance Sheets at December 31, 2000 and 1999                                 F-4

Statements of Loses for the two years ended December 31, 2000 and 1999
and the period June 3, 1997 (date in inception) to December 31, 2000         F-5

Statement of Deficiency in Stockholders' Equity for the two years ended
December 31, 2000 and 1999  and the period June 3, 1997 (date in inception)
to December 31, 2000                                                         F-6

Statements of Cash Flows for the two years ended December 31, 2000 and 1999
and the period June 3, 1997 (date in inception) to December 31, 2000         F-7

Notes to Financial Statements                                         F-8 - F-13

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                               mclean@stefanou.com
                               -------------------

                                                                Philadelphia, PA
--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
American IDC Corp
Los Angeles, California

         We have audited the accompanying balance sheet of American IDC Corp. (formerly Future Projects VIII Corp.), (A Development Stage Company) as of December 31, 2000 and the related statements of losses, deficiency in stockholders' equity and cash flows for the year then ended and for the period June 3, 1997 (date of inception) through December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits. The financial statements of American IDC Corp as of December 31, 1999 and for the year then ended were audited by other auditors whose report dated November 9, 2000, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American IDC Corp.( a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended and from June 3, 1997 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note H to the accompanying financial statements, the company is in the development stage and has not established a source of revenues. This raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ STEFANOU & COMPANY, LLP
                                             --------------------------------
                                                 Stefanou & Company, LLP
                                                 Certified Public Accountants


McLean, Virginia
March 23, 2001

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                   ASSETS
                                                                        2000           1999
                                                                      ---------      ---------
Current Assets:                                                       $      -       $      -
                                                                      ---------      ---------
        Total current assets                                                 -              -


                                                                      $      -       $      -
                                                                      =========      =========
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
        Officers advances (Note B)                                    $  6,510       $    800
                                                                      ---------      ---------
         Total current liabilities                                       6,510            800
Deficiency in Stockholders' Equity (Note C):
Common stock, par value, $.001 per share; 50,000,000 authorized:
5,100,000 issued at December 31, 2000 and 5,000,000 issued at
December 31, 1999                                                        5,100          5,000
Additional paid-in-capital                                               6,900         (3,000)
Deficit accumulated during the development stage                       (18,510)        (2,800)
                                                                      ---------      ---------
      Deficiency in stockholders' equity                                (6,510)          (800)
                                                                      ---------      ---------
                                                                      $      -       $      -
                                                                      =========      =========

                 See accompanying notes to financial statements


                                         AMERICAN IDC CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF LOSSES

                                                                                   June 3, 1997( Date
                                       For The Year Ended    For The Year Ended    of Inception) to
                                       December 31, 2000     December 31, 1999     December 31, 2000
                                       -----------------     -----------------     -----------------
Expenses:
  General and administrative                $    15,710           $       800           $    18,510
                                            ------------          ------------          ------------
Total costs and expenses                         15,710                   800                18,510
                                            ------------          ------------          ------------
Loss before income taxes                         15,710                   800                18,510
Income (taxes)  benefit                               -                     -                     -
                                            ------------          ------------          ------------
Net Loss                                    $    15,710           $      (800)          $    18,510
                                            ============          ============          ============

Net loss per share (basic and assuming
dilution)                                   $    (.0031)          $   (.00016)          $    (.0036)
                                            ============          ============          ============

Weighted average shares outstanding
Basic                                         5,030,958             5,000,000             5,008,712
Diluted                                       5,030,958             5,000,000             5,008,712


                           See accompanying notes to financial statements.


                                              AMERICAN IDS CORP.
                                         (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                  FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000
                  --------------------------------------------------------------------------
                                                                                               Deficit
                                                                                             Accumulated
                                                                                              During the
                                                                          Additional Paid    Development
                                            Common Shares      Amount       In Capital          Stage         Total
                                            -------------      ------       ----------          -----         -----
Issuance of common stock to Founders in
exchange for services on June 3, 1997 at
$.0004 per share                              5,000,000      $   5,000       $   (3000)      $       -      $   2,000

  Net loss                                            -              -               -          (2,000)        (2,000)
                                              ----------     ----------      ----------      ----------     ----------
Balance December 31, 1997                     5,000,000          5,000          (3,000)         (2,000)             -

  Net loss                                            -              -               -               -              -
                                              ----------     ----------      ----------      ----------     ----------

Balance December 31, 1998                     5,000,000          5,000          (3,000)         (2,000)             -

  Net loss                                            -              -               -            (800)          (800)
                                              ----------     ----------      ----------      ----------     ----------
Balance December 31, 1999                     5,000,000          5,000          (3,000)         (2,800)          (800)

Issuance of common stock to consultants
in exchange for services on September 7,
2000 at $.10 per share                          100,000            100           9,900               -         10,000

Net loss year ended December 31, 2000                 -              -               -         (15,710)       (15,710)
                                              ----------     ----------      ----------      ----------     ----------

Balance at December 31, 2000                  5,100,000      $   5,100       $   6,900       $ (18,510)     $  (6,510)
                                              ==========     ==========      ==========      ==========     ==========

                                See accompanying notes to financial statements


                                              AMERICAN IDC CORP.
                                         (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOW FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                            AND FROM JUNE 3, 1997
                                 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000


                                                                                           June 3, 1997
                                                                                        (date of inception)
                                                       Year Ended       Year Ended            Through
                                                   December 31, 2000  December 31, 1999   December 31, 2000
                                                   -----------------  -----------------   -----------------
Cash Flows from Operations
Net Loss                                                   $(15,710)          $   (800)           $(18,510)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Common stock issued in connection with services
  rendered                                                   10,000                  -              12,000
                                                           ---------          ---------           ---------
Cash used in operating activities                            (5,710)              (800)             (6,510)
Cash flows from financing activities
Advance from officer                                          5,710                800               6,510
                                                           ---------          ---------           ---------
Net cash provided by financing activities                     5,710                800               6,510
Net increase (decrease) in cash and cash
equivalents                                                       -                  -                   -
Cash at Beginning of Period                                       -                  -                   -
                                                           ---------          ---------           ---------
Cash at End of Period                                      $      -           $      -            $      -
                                                           =========          =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest                                                   $      -           $      -            $      -
Taxes                                                             -                  -                   -
Common stock issued in connection with services
rendered                                                     10,000                  -              12,000

                                See accompanying notes to financial statements

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

On June 3, 1997,American IDC Corp. (formerly Future Projects VIII Corp.) ("Company") was incorporated under the laws of the State of Florida. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing an Internet Data Center business. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2000, the Company has accumulated losses of $ 18,510.

Estimates
---------

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition
-------------------

The Company will follow a policy of recognizing income as revenue in the period the services are provided and the products shipped.

Cash Equivalents
----------------

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Income Taxes
------------

The Company has adopted Financial Accounting Standard No. 109 (SFAS 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF ACCOUNTING POLICIES  (CONTINUED)

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Intangible Assets
-----------------

Organization costs incurred after December 31, 1999 have been expensed as incurred in accordance with AICPA Statement of Position 98-5.

Comprehensive Income
--------------------

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information
-------------------

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1999. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.

Net Loss Per Share
------------------

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrant's have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the year ended December 31, 1999 relating to the adoption of this standard.

                               AMERICAN IDC CORP..
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF ACCOUNTING POLICIES  (continued)

Stock Based Compensation
------------------------

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," The company has adopted the proforma disclosure requirements.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $ 15,710 during the year ended December 31, 2000 and $ 800 during the year ended December 31, 1999. The Company has no assets and has current liabilities of $ 6,510 as of December 31, 2000.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Research and Development
------------------------

Company-sponsored research and development costs related to both present and future products will be expended in the period incurred.

Advertising
-----------

The Company will follow a policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the years ended December 31, 2000 and 1999.

New Accounting Pronouncements
-----------------------------

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other-Post Employment Benefits ("SFAS 132"). SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the company as of December 31, 2000.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF ACCOUNTING POLICIES  (continued)

requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended December 31, 2000. SFAS No.133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101(" SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its financial condition or operating results.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.


NOTE B  -  RELATED PARTY TRANSACTIONS

The Company's President and principal shareholder has advanced $6,510 and $ 800 to the Company as of December 31, 2000 and 1999, respectively. No formal agreements or repayment terms exist.

NOTE C -  CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock , with a par value of $.001 per share. On June 3, 1997, the Company issued 5,000,000 shares of common stock to its founders for services and expenses in connection with services provided and expenses incurred in forming the Company. On September 7, 2000, the Company issued 100,000 shares to outside consultants in connection with professional services rendered on behalf of the Company . The shares were valued based upon the fair value of the services received.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE D - INCOME TAXES

The Company has adopted Financial Accounting Standard number 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2000, the Company has available for federal income tax purposes an approximate net operating loss carryforward of $18,510, expiring the year 2020, that may be used to offset future taxable income. The company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the company, it is more likely than not that the benefits will not be realized. Due to significant changes in the companies ownership, the companies future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2000 are as follows:

         Non current:
         Net operating loss carryforward       $    2,750
         Valuation allowance                       (2,750)
                                               -----------
         Net deferred tax asset                $        0
                                               ===========


NOTE G - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                      2000               1999
                                                      ----               ----

Loss available for common shareholders            $   15,710         $      800
                                                  ===========        ===========
Basic and fully diluted loss per share                (.0031)           (.00016)
                                                  ===========        ===========
Weighted average common shares outstanding         5,030,958          5,000,000
                                                  ===========        ===========

Net loss per share is based upon the weighted average of shares of common stock outstanding

NOTE H - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period June 3, 1997 through December 31, 2000, the Company has incurred a loss of $ 18,510. In addition, the Company has a deficiency in stockholder's equity of $ 6,510. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE H - GOING CONCERN  (CONTINUED)

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to establishing its Internet Data Center business and there can be no assurance that Company's efforts will be successful. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.