Form 10QSB
period 2001-03-31
AMERICAN IDC CORP
filed 2001-05-15
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) Of The Securities Act Of 1934

                For the quarterly period ended March 31, 2001

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

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                           5,100,000
          (Class)                           (Outstanding as of May 2, 2001)

                               AMERICAN IDC CORP.
                                   FORM 10-QSB
                         For the Quarterly Period Ending
                                 March 31, 2001

                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements (Unaudited)

                           Assets.............................................3

                           Liabilities and Stockholder's Equity ..............4

                           Statement of Operations............................5

                           Statement of Cash Flows............................6

                           Notes of Financial Statements .....................7

         Item 2.   Management's Discussion and Analysis or Plan of Operation

Part II  OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K...........................13

         Signatures...........................................................13

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  -------------


                                     ASSETS
                                     ------

                                             March           December
                                            31, 2001         31, 2000
                                          ------------     ------------
                                          [unaudited]

CURRENT ASSETS                            $          0     $          0
                                          -------------    -------------

         TOTAL CURRENT ASSETS             $          0     $          0
                                          -------------    -------------

OTHER ASSETS                              $          0     $          0
                                          -------------    -------------

         TOTAL OTHER ASSETS               $          0     $          0
                                          -------------    -------------

         TOTAL ASSETS                     $          0     $          0
                                          -------------    -------------


   The accompanying notes are an integral part of these Financial Statements.

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                       March         December
                                                      31, 2001       31, 2000
                                                   -------------   -------------
                                                    [unaudited]
CURRENT LIABILITIES

  Officers Advances                                $     10,358    $      6,510
                                                   -------------   -------------

TOTAL CURRENT LIABILITIES                          $     10,358    $      6,510
                                                   -------------   -------------

STOCKHOLDERS' EQUITY

         Common stock, $.001 par value
         Authorized 50,000,000 shares
         Issued and outstanding at
         December 31, 2000 - 5,100,000 shs                         $      5,100
         March 31, 2001 - 5,100,000 shs            $      5,100

         Additional paid in capital                       6,900           6,900

         Deficit accumulated during
         the development stage                          -22,358         -18,510
                                                   -------------   -------------


TOTAL STOCKHOLDERS' EQUITY                         $    -10,358    $     -6,510
                                                   -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $          0    $          0
                                                   -------------   -------------

    The accompanying notes are an integral part of these Financial Statements

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                             -----------------------
                                   [unaudited]


                                         For the three months ended
                                                  March 31
                                           2001              2000
                                       -------------     ------------
INCOME
     Revenue                           $          0      $         0
                                       -------------     ------------

EXPENSE
     General, Selling
     And Administrative                $      3,848      $         0
                                       -------------     ------------


  TOTAL EXPENSES                       $      3,848      $         0
                                       -------------     ------------


Net Loss                               $     -3,848      $         0
                                       -------------     ------------


Net loss per share -
 Basic and diluted (Note #2)           $   -0.00075      $         0
                                       -------------     ------------

Weighted average number of common
Shares outstanding                        5,100,000        5,000,000
                                       -------------     ------------

    The accompanying notes are an integral part of these financial statements.

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   [unaudited]


                                          For the three months ended
                                                   March 31
                                             2001           2000
                                         -------------  ------------

Cash Flows from Operating Activities
  Net Loss                               $     -3,848   $         0

  Adjustment to reconcile net loss
  to net cash provided by operating
  activities                                        0             0

  Issuance of common stock for
  services

Changes in assets and Liabilities
  Increase in current liabilities               3,848             0
                                         -------------  ------------

Net cash used in operating activities    $          0   $         0

Cash Flows from investing activities                0             0

Cash Flows from Financing Activities
  Issuance of common stock for cash                 0             0
                                         -------------  ------------

Net increase (decrease) in cash          $          0   $         0

Cash, Beginning of period                           0             0
                                         -------------  ------------

Cash, End of period                      $          0   $         0
                                         -------------  ------------

    The accompanying notes are an integral part of these financial statements

                                American IDC Corp
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                          -----------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instruction to form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the company's SEC form 10SB.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this report.

Plan of Operation
-----------------

         The company intends to rely on the expertise of its management to study the market for information technology solutions.

         For critical expenditures such as fees to keep SEC filings current And related charges the company relies on advances from officers. It is impossible to predict the amount of these expenditures. However, such amounts are not expected to exceed $25,000 during the nest twelve months.

         It is clear to the company that present funding is not sufficient for the launch of its operations, and that it must interest investors in one or more secondary capital formation programs before it can launch operations. The company is evaluating its options and will proceed accordingly.

Results of Operations
---------------------

         The company has had no operations during the quarterly period ended March 31, 2001, or since on or before approximately 1997. During the quarterly period covered by this Report, the company received no revenue and incurred expenses of $3,848 stemming from general, administrative and tax expenses.

Liquidity
---------

         At March 31, 2001, the Company had total current assets of $0 and Total liabilities of $1,358.

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

OPERATIONS AND RESULTS FOR QUARTER ENDED MARCH 31, 2001: The Company was incorporated on June 3, 1997 and has yet to launch operations. Activity during the past quarter has been confined to the identification of markets and development of services.

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

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY
RESULTS.

As a result of the Company's lack of operating history and the emerging nature of the market in which it competes, the Company is unable to forecast its revenues accurately. The Company's current and future expense levels are based largely on its investment/operating plans and estimates of future revenue and are to a large extent based on the Company's own estimates. Sales and operating results generally depend on the volume of, timing of, and ability to obtain customers, orders for services received, and revenues therefrom generated. These are, by their nature, difficult at best to forecast.The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to the Company's planned expenditures would have an immediate adverse affect on the Company's business, financial condition, and results of operations. Further, in response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions that could have a material adverse effect on the Company's business, financial condition, operating results, and cash flows.

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


PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*

         3.2      By-laws of the Registrant*

         ----------------

         * Previously filed as an exhibit to the Company's Form 10-QSB dated September 15, 2000

(b)      Reports on Form 8-K filed during the three months ended March 31, 2001.

         No Current Reports on Form 8-K were filed during the three months ended March 31, 2001.


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  American IDC Corp.
                                                  Registrant

                                                  By: /s/ Gordon F. Lee
                                                  ---------------------
                                                  Gordon F. Lee
                                                  President

May 15, 2001
------------
Date