Form 10QSB
period 2001-06-30
AMERICAN IDC CORP
filed 2001-08-14
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                  For the quarterly period ended June 30, 2001

                        Commission file number: 000-31541

                               AMERICAN IDC CORP.
        (Exact name of small business issuer as specified in its charter)

                  Florida                          65-0941058
      (State or other jurisdiction of   (IRS Employee Identification No.)
       incorporation or organization)

               1904 - 11th Street, Suite 1, Santa Monica, CA 90404
                    (Address of principal executive offices)

                                 (310) 445-2599
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
    ------------              ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, $0.0001 par value                      5,100,000
             (Class)                      (Outstanding as of August 8, 2001)

                               AMERICAN IDC CORP.
                                   FORM 10-QSB
                                      INDEX


                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Assets   .....................................................................3

Liabilities and Stockholder's Equity..........................................4

Statement of Operations.......................................................5

Statement of Cash Flows.......................................................6

Notes of Financial Statements.................................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............8

PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................9

Signatures....................................................................9

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  -------------


                                     ASSETS
                                     ------

                                                           June        December
                                                         30, 2001      31, 2000
                                                       -----------   -----------
                                                       [unaudited]

CURRENT ASSETS                                         $        0    $        0
                                                       -----------   -----------

         TOTAL CURRENT ASSETS                          $        0    $        0
                                                       -----------   -----------

OTHER ASSETS                                           $        0    $        0
                                                       -----------   -----------

         TOTAL OTHER ASSETS                            $        0    $        0
                                                       -----------   -----------

         TOTAL ASSETS                                  $        0    $        0
                                                       -----------   -----------

   The accompanying notes are an integral part of these Financial Statements.

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                           June         December
                                                         31, 2001       31, 2000
                                                       -----------   -----------
                                                       [unaudited]
CURRENT LIABILITIES

  Accounts Payable                                     $      125
  Officers Advances                                    $   10,404    $    6,510
                                                       -----------   -----------

TOTAL CURRENT LIABILITIES                              $   10,529    $    6,510
                                                       -----------   -----------

STOCKHOLDERS' EQUITY

         Common stock, $.001 par value
         Authorized 50,000,000 shares
         Issued and outstanding at
         December 31, 1998 - 5,000,000 shs
         December 31, 1999 - 5,000,000 shs
         September 30, 2000 - 5,100,000 shs                          $    5,100
         June 30, 2001 - 5,100,000 shs                 $    5,100

         Additional paid in capital                         6,900         6,900

         Deficit accumulated during
         the development stage                            (22,529)      (18,510)
                                                       -----------   -----------


TOTAL STOCKHOLDERS' EQUITY                             $  (10,529)   $   (6,510)
                                                       -----------   -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $        0    $        0
                                                       -----------   -----------

    The accompanying notes are an integral part of these Financial Statements

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                             -----------------------
                                   [unaudited]


                          For the three months ended  For the six months ended
                                   June 30                     June 30
                              2001          2000          2001          2000
                          -----------   -----------   -----------   -----------
INCOME
     Revenue              $        0    $        0    $        0             0
                          -----------   -----------   -----------   -----------


EXPENSE
     General, Selling
     And Administrative   $      171    $      763         4,019        (1,280)
                          -----------   -----------   -----------   -----------


  TOTAL EXPENSES          $      171    $      763         4,019         1,280
                          -----------   -----------   -----------   -----------


Net Loss                  $     (171)   $      763         4,019         1,280
                          -----------   -----------   -----------   -----------


Net loss per share -
 Basic and diluted
 (Note #2)                $ 0.000034    $ 0.000153      0.000788      0.000256
                          -----------   -----------   -----------   -----------

Weighted average
Number of common
Shares outstanding         5,100,000     5,000,000     5,100,000     5,000,000
                          -----------   -----------   -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   [unaudited]


                                           For the six months ended
                                                   June 30
                                             2001           2000
                                         -----------    -----------

Cash Flows from
Operating Activities
  Net Loss                               $     (171)    $    1,280

  Adjustment to
  reconcile net loss
  to net cash provided
  by operating activities                         0              0

  Issuance of common
  stock for services

Changes in assets and
Liabilities
  Increase in current
  liabilities                                   171          1,280
                                         -----------    -----------

Net cash used in
operating activities                     $        0     $        0

Cash Flows from
investing activities                              0              0

Cash Flows from
Financing Activities
  Issuance of common
  stock for cash                                  0              0
                                         -----------    -----------

Net increase (decrease)
in cash                                  $        0     $        0

Cash,
Beginning of period                               0              0
                                         -----------    -----------

Cash,
End of period                            $        0     $        0
                                         -----------    -----------

    The accompanying notes are an integral part of these financial statements

                                American IDC Corp
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                          -----------------------------


NOTE A - SUMMARY OF ACCOUNTING POLICIES

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instruction to form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the company's SEC form 10SB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this report.

Plan of Operation
-----------------

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. The Company will need to obtain additional capital in order to continue operations. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

During the quarter ended June 30, 2001, the Company received no revenue, incurred expenses of $4,019 stemming from general, selling, and administrative expenses and had a loss of $(171). As of June 30, 2001 the Company had a negative Stockholders' Equity of $(10,529). The Company continued to suffer losses during the three months ending June 30, 2001. Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing information technology solutions may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be launched. Considering the present attitude of the investment community toward solely-internet related enterprises, management does not anticipate that it will be able to obtain this additional capital.

Consequently, the Company's management believes it is in the best interest of the Company's shareholders to discontinue its current business and attempt to acquire a new business which may provide more value to the Company's shareholders. To further this objective the Company announced its intention to enter the financial services arena, and has initiated negotiations with MergersLawyer.net, Inc. of Beverly Hills, California, to provide a variety of management services targeting professionals and small business owners.

MergersLawyer.net is using the Internet as a means of matching private businesses that are for sale with public companies that want to make acquisitions to increase shareholder value. In addition to assisting in the acquisition of private businesses, MergersLawyer.net is also in the business of training persons who will be agents sourcing domestic and international mergers and acquisition opportunities over the Internet on a fee-sharing basis.

The Company believes pursuing this new business will enable it to benefit from the present slowing stock market and will help it to attract new investors and increase shareholder value.

                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  3.1  Articles of Incorporation of the Registrant*

                  3.2  By-laws of the Registrant*

                  -------------

                  * Previously filed as an exhibit to the Company's Form 10-QSB dated September 15, 2000


         (b) Reports on Form 8-K filed during the three months ended June 30, 2001.

              No Current Reports on Form 8-K were filed during the three months ended June 30, 2001.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2001                    American IDC Corp.


                                          /s/ Gordon Lee
                                          -----------------------
                                          Gordon F. Lee
                                          President