Form 10QSB
period 2001-09-30
AMERICAN IDC CORP
filed 2001-11-14
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                For the quarterly period ended September 30, 2001

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

Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                        5,100,000
   (Class)                              (Outstanding as of September 30, 2001)

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII, CORP)

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2001


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet:
                  September 30, 2001 and December 31, 2000

                  Consolidated Statements of Losses:
                  Three Months Ended September 30, 2001 and 2000

                  Nine Months Ended September 30, 2001 and 2000

                  June 3, 1997 (Date of Inception) through
                  September 30, 2001

                  Consolidated Statements of Cash Flows:
                  Nine Months Ended September 30, 2001 and 2000

                  June 3, 1997 (Date of Inception) through
                  September 30, 2001

                  Notes to Consolidated Financial Statements:
                  September 30, 2001

         Item 2.  Plan of Operation

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                                  AMERICAN IDC CORP.
                         (Formerly FUTURE PROJECTS VIII CORP.)
                             (A Development Stage Company)
                                     BALANCE SHEET

                                                        September 30,    December 31,
                                                            2001             2000
                                                       --------------   --------------
                                                        (unaudited)
                        ASSETS
Current Assets:

Cash                                                   $           3    $           -


Total Current Assets                                   $           3    $           -
                                                       ==============   ==============


             LIABILITIES AND DEFICIENCY IN
                STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses                  $       4,746    $           -
Officer Advances                                              10,604            6,510
                                                       --------------   --------------

Total Current Liabilities                                     15,350            6,510

Deficiency in Stockholder's Equity:


Common Stock, par value, $ .001 per share;
authorized 50,000,000 shares; 5,100,000 shares
issued and outstanding at September 30, 2001
and December 31, 2000                                          5,100            5,100
Additional Paid in Capital                                     6,900            6,900
Deficiency accumulated during development stage              (27,347)         (18,510)
                                                       --------------   --------------
Total Deficiency in Stockholder's Equity                     (15,347)          (6,510)
                                                       --------------   --------------
                                                       $           3    $           -
                                                       ==============   ==============

       The accompanying notes are an integral part of these Financial Statements


                                                  AMERICAN IDC CORP.
                                         (Formerly FUTURE PROJECTS VIII CORP.)
                                             (A Development Stage Company)
                                                  STATEMENT OF LOSSES

                                                                                                       For the period from
                                                                                                           June 3, 1997
                                                                                                            (date of
                                                  Three Months Ended            Nine Months Ended        inception) thru
                                                     September 30,                 September 30,          September 30,
                                                  2001           2000           2001           2000            2001
                                              ------------   ------------   ------------   ------------   ------------
Costs and Expenses:
  General and adminstrative                   $     4,818    $    12,633    $     8,837    $    13,913    $    27,347
                                              ------------   ------------   ------------   ------------   ------------
  Total Operating Expenses                          4,818         12,633          8,837         13,913         27,347

Loss from Operations                               (4,818)       (12,633)        (8,837)       (13,913)       (27,347)

Income (taxes) benefit                                  -              -              -              -              -
                                              ------------   ------------   ------------   ------------   ------------

Net Loss                                      $    (4,818)   $   (12,633)   $    (8,837)   $   (13,913)   $   (27,347)
                                              ============   ============   ============   ============   ============

Loss per common share
(basic and assuming dilution)                 $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.01)
                                              ============   ============   ============   ============   ============

Weighted average common shares outstanding      5,100,000      5,025,275      5,100,000      5,008,759      5,024,636


                       The accompanying notes are an integral part of these financial statements


                                        AMERICAN IDC CORP.
                               (formerly FUTURE PROJECTS VIII CORP.)
                                   (A Development Stage Company)

                                      STATEMENT OF CASH FLOWS

                                                                                 For the period from
                                                                                    June 3, 1997
                                                                                      (date of
                                                        Nine Months Ended          inception) thru
                                                           September 30,             September 30,
                                                       2001             2000             2001
                                                  --------------   --------------   --------------
Cash Flows from operating activities:
  Net loss                                        $      (8,837)   $     (13,913)   $     (27,347)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Common stock issued in exchange for services                -           10,000           12,000
  Change in assets and liabilities:
     Accounts payable and other liabilities               4,746            3,913            4,746
                                                  --------------   --------------   --------------
    Net cash provided by operating activities            (4,091)               -          (10,601)

Cash Flows from investing activities:

Cash Flows from financing activities:
  Advances from officers                                  4,094                -           10,604
                                                  --------------   --------------   --------------
    Net cash provided by financing activities             4,094                -           10,604

Net increase (decrease) in cash                               3                -                3

Cash - beginning of period                                    -                -                -
                                                  --------------   --------------   --------------
Cash - end of period                              $           3    $           -    $           3
                                                  ==============   ==============   ==============

Supplemental Disclosures:
  Interest paid for the period                    $           -    $           -    $           -
  Income taxes paid for the period                            -                -                -
  Common shares issued for services                           -           10,000           12,000


             The accompanying notes are an integral part of these financial statements

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2000 annual report included in SEC Form 10-KSB.


Business and Basis of Presentation
----------------------------------

The Company was organized June 3, 1997 under the laws of the State of Florida, as Future Projects VIII Corp. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company. On July 20, 2000 the Company changed its name to American IDC Corp.


Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting.

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

During the quarter ended September 30, 2001, the Company received no revenue, incurred expenses of $ 4,818 stemming from general, selling, and administrative expenses and had a year to date loss of $ 8,837. As of September 30, 2001 the Company has a deficiency in Stockholders' Equity of $ 15,347. The Company has continued to suffer losses during the three months ending September 30, 2001. Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing information technology solutions may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be launched. Considering the present attitude of the investment community toward solely-internet related enterprises, management does not anticipate that it will be able to obtain this additional capital.

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



PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         NONE


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE


ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Articles of Incorporation of the Registrant*

                  By-laws of the Registrant*

* Previously filed as an exhibit to the Company's Form 10-QSB dated September 15, 2000

         (b) Reports on Form 8-K filed during the three months ended September 30, 2001.

         No Current Reports on Form 8-K were filed during the three months ended September 30, 2001.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2001                             American IDC Corp.


                                                     /s/ Gordon Lee
                                                     --------------------------
                                                     Gordon F. Lee
                                                     President