Form 10KSB
period 2001-12-31
AMERICAN IDC CORP
filed 2002-04-09
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-31541

                               AMERICAN IDC CORP.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Florida                               65-0941058
--------------------------------------------   ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)

            1904 11th Street, Suite 1, Santa Monica, California 90404
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 445-2599
                                 --------------
                            Issuer's telephone number

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes (X) No ( )

State issuer's revenues for its most recent fiscal year:  None

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001: $521,000

Number of outstanding shares of the registrant's par value $0.001 common stock as of February 28, 2002: 5,200,000


                                    AMERICAN IDC CORP.

                                        FORM 10-KSB

                                           INDEX


                                                                                                      Page
                                                                                                      ----
                                          Part I

Item 1     Business....................................................................................3

Item 2.    Properties..................................................................................3

Item 3.    Legal Proceedings...........................................................................3

Item 4.    Submission of Matters of a Vote of Security Holders.........................................4

                                          Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......................4

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......4

Item 7.    Financial Statements and Supplementary Data.................................................9

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........9

                                         Part III

Item 9.    Directors and Executive Officers of the Registrant..........................................9

Item 10.   Executive Compensation.....................................................................10

Item 11.   Security Ownership of Certain Beneficial Owners and Management.............................11

Item 12.   Certain Relationships and Related Transactions.............................................12

                                          Part IV

Item 13.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.............................12

Signatures ...........................................................................................12


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

General
-------
American IDC Corp. (hereinafter the "Company"), a development-stage company, was incorporated on June 3, 1997 under the laws of the state of Florida. Its Articles of Incorporation provided for authorized capital of fifty million (50,000,000) shares of common stock, par value $0.001.

There have been no bankruptcy, receiverships, or similar proceedings by or against the Company. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant asset(s).

The Company's principal executive offices are located at: 1904 11th Street, Suite 1, Santa Monica, California 90404.

Business History
----------------
The Company was incorporated as a development-stage company on June 3, 1997 as Future Projects VIII Corp. On July 20, 2000, the Company changed its name to American IDC Corp.

Presently, the company continues as a development-stage company with focuses on developing online business and credit services.

Products and Services
---------------------
The Company's products and services are expected to include:

1.  Online Financial Services
2.  'Brick and Mortar' Business and Credit Service Centers
3.  Act as E-Commerce Provider in Secondary Credit Market

Employees
---------
Currently, the Company has no employees other than the principal. However, additional staff will be added, as the success of the business demands it.


ITEM 2.  PROPERTIES

The Company is currently operating out of the office of the President of the Company, Gordon Lee, at 1904 11th Street, Suite 1, Santa Monica, California 90404. The Company currently only occupies the one suite; however, the entire facility consists of approximately 700 square feet of designated office space, designed to provide short term/temporary accommodation solution to emerging and growing businesses. The facility allows businesses to lease spaces on a project basis or short-term lease until a more permanent solution can be sought out. The Company believes the ability to expand into these facilities as the business plan is executed, will be adequate for its current requirements.

The Company's future plans will likely require more permanent additional space as its business plan progresses. If, and when, this should occur, the Company will look into expansion into target markets that will be able to financially support the additional office space and manpower required.

(a)  Real Estate.                           None

(b)  Computer and Office Equipment          $0

ITEM 3.  LEGAL PROCEEDINGS

The Company is not, and does not anticipate being, a party to any legal proceedings in the foreseeable future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's shares of common stock are currently quoted on the Pink Sheets market under the ticker symbol ACNI. The Company is not aware of any established trading market for its common stock. The table below sets forth the high and low bid information for each quarter within the last two years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         2000              High     Low
         ----              ----     ---
         2nd Quarter       $5.00    $.50
         3rd Quarter       $2.00    $.50
         4th Quarter       $2.25    $.50
         2001
         1st Quarter       $2.25    $.25
         2nd Quarter       $2.25    $1.25
         3rd Quarter       $4.25    $.25
         4th Quarter       $4.25    $.25

(b) As of December 31, 2001, the Company had seven (7) shareholders of record of the common stock.

(c) No dividends on outstanding common stock have been paid within the last five
(5) fiscal years, and interim periods. The Company does not anticipate or intend upon paying dividends for the foreseeable future.

(d) The table below sets forth securities authorized for issuance under equity compensation plans.

                                EQUITY COMPENSATION PLAN INFORMATION
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                Number of securities to be    Weighted average exercise
                                  issued upon exercise of       price of outstanding         Number of securities
                                   outstanding options,         options, warrants and        available for future
        Plan category               warrants and rights                rights                      issuance
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                            (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                    0                           N/A                          N/A
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not            1,700,000                      $1.50                      1,500,000
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                    1,700,000                      $1.50                     $1,500,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

In November 2001, the board adopted the 2001 Non-Qualified Stock Compensation Plan (the "Stock Plan"). The Stock Plan covers 1,500,000 shares of common stock and allows the board or plan committee to issue shares of stock or options to acquire shares of stock to persons covered by the Stock Plan. No shares or options have been granted under the Stock Plan.

On November 12, 2001, the Company retained legal counsel under a written fee agreement. The fee agreement required the Company to issue of 100,000 shares of common stock and grant the lawyer an option to purchase 100,000 shares of common stock at $1.50 per share expiring December 31, 2005.

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

The Company does not anticipate performing research and development for any products during the next twelve months.

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

Cash Requirements and Need for Additional Funds
-----------------------------------------------
The Company anticipates no substantial cash requirements for the next twelve months to remain in its present pre-operating condition. It is the opinion of management that approximately $1,000,000 would be required to launch operations in the next twelve months.

To sustain the Company in a pre-operating mode, the Company has indicated substantial self-sufficiency. For this reason, management anticipates no activity during that period, other than compliance with reporting requirements. Required management, legal and professional services during that period are believed capable of being secured for deferred payment or payment in new investment shares of common stock. The exception to the previous statement is that the Company's auditor cannot lawfully or properly be compensated otherwise than by payment for services in cash as billed by such independent auditor. This cash requirement is foreseen to be not less than $4,000 or more than $10,000 during the next twelve months. This minimal funding will be obtained by borrowing, possibly with a guarantee from its officers, directors or principal shareholder. There is no assurance possible that even these minimal requirements for cash can be met. The failure to maintain current auditing of the corporate affairs would result in the failure to meet the Company's intention to file periodic reports, voluntarily or otherwise, at the close of its next fiscal year. Management may advance the expenses of its audit, legal and professional requirements. No significant cash or funds are required for management to evaluate possible transactions. No such activity is expected for at least the next six months.

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

Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS: The Company was incorporated on June 3, 1997 and has yet to launch operations. Activity during the past year has been confined to the identification of markets and the development of services.

FUTURE PROSPECTS: The Company is unable to predict when it may launch intended operations, or failing to do so, when and if it may elect to participate in a business acquisition opportunity. The reason for this uncertainty arises from its limited resources and competitive disadvantage to other public or semi-public issuers. Notwithstanding these conditions, the Company expects to develop a capital formation strategy and launch operations during the next twelve to eighteen months.

REVERSE ACQUISITION CANDIDATE: The Company is currently searching for a profitable business opportunity. This contingency is disclosed for the possibility that the Company's intended business might fail. The Company is also a reverse acquisition candidate. Should the Company's business fail, management does not believe the Company would be able to effectively, under current laws and regulations, attract capital, and would be required to seek such an acquisition to achieve profitability for shareholders.

Recent Accounting Pronouncements
--------------------------------

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other-Post Employment Benefits ("SFAS 132"). SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not affect the company as of December 31, 2000.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized; over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement and therefore believes that adoption will not have a material effect on financial condition or operating results.

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended December 31, 2000. SFAS No.133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's financial statements is not expected to be material, as the Company has not historically used derivative and hedge instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101(" SAB 101"), Revenue Recognition in Financial Statements, which became effective December 31, 2000. The Company does not expect the standard to have a material effect on its financial condition or operating results.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an effect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

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


Risk Factors That May Affect Future Results and Market Price of Stock
----------------------------------------------------------------------
The business of the Company involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement, or statements made in this report. These risks and uncertainties include, but are not necessarily limited to, the risks set forth below. The Company's securities are speculative, and investment in the Company's securities involves a high degree of risk and the possibility that the investor will suffer the loss of the entire amount invested.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS

The Company was organized in 1997, and has no operating history upon which an evaluation of its business and prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the acceptance of the Company's business model.

The Company will be incurring costs to develop and market its information technology solutions, to establish marketing relationships, and to build an administrative organization. There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations, it will likely need to increase its operating expenses, broaden its customer support capabilities, and increase its administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

POSSIBLE NEED FOR ADDITIONAL FINANCING

It is possible that revenues from the Company's operations may not be sufficient to finance its initial operating cost to reach breakeven. If this were to occur, the Company would need to raise or find additional capital. While the Company expects to be able to meet its financial obligations for approximately the next twelve months, there is no assurance that, after such period, the Company will be operating profitably. If they are not, there can be no assurance that any required capital would be obtained on terms favorable to the Company. Failure to obtain adequate additional capital on favorable terms could result in significant delays in the expansion of new services and market share and could even result in the substantial curtailment of existing operations and services to clients.

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

DEVELOPING MARKET; ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE JUST NOW BEING PROVEN.

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for business commerce in terms of the sales of both products and services to businesses and individuals. The use of the Internet as a means of business sales and commerce it has only recently reached a point where many companies are making reasonable profits from their endeavors therein, and there can be no assurance that this trend will continue.

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

DEPENDENCE ON KEY PERSONNEL

The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and director. The Company intends to hire additional technical, sales, and other personnel as they move forward with their business model. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical employees, or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of the Company's key employees or the inability to attract and retain the necessary technical, sales, and other personnel could have a material adverse effect upon the Company's business, financial condition, operating results, and cash flows. The Company does not currently maintain "key man" insurance for any of its key employees.


COMPETITION

The online credit and financial services market in which the Company will operate is very competitive. Many competitors have substantially greater, financial, technical, marketing, and distribution resources than the Company.

In all its markets, the Company competes against a large number of companies of varying sizes and resources. There are an increasing number of competitive services and products offered by a growing number of companies. Increased competition in any service or product area may result in a loss of a client, reduction in sales revenue, or additional price competition, any of which could have a material adverse effect on the Company's operating results. In addition, existing competitors may continue to broaden their service and/or product lines and other potential competitors may enter or increase their presence in the information technology solutions market, resulting in greater competition for the Company.

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

In addition, the Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel, obscenity, and export or import matters. It is possible that future applications of these laws to the Company's business could reduce demand for its products and services or increases the cost of doing business as a result of litigation costs or increased service delivery costs.

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

INTELLECTUAL PROPERTY RIGHTS

As part of its confidentiality procedures, the Company expects to enter into nondisclosure and confidentiality agreements with its key employees and any consultants and/or business partners and will limit access to and distribution of its technology, documentation, and other proprietary information.

Despite the Company's efforts to protect any intellectual property rights it may have, unauthorized third parties, including competitors, may from time to time copy or reverse-engineer certain portions of the Company's technology and use such information to create competitive services and/or products.

It is possible that the scope, validity, and/or enforceability of the Company's intellectual property rights could be challenged by other parties, including competitors. The results of such challenges before administrative bodies or courts depend on many factors, which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on the Company's intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, and cause service or product delays. If such events should occur, the Company's business, operating results and financial condition could be materially adversely affected.

RISKS OF TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS

The Company's success will depend on its ability to develop information technology solutions that will meet customers' changing requirements. The information technology solutions industry is characterized by rapidly changing technology, evolving industry standards, and changes in customer needs and frequent new service and product introductions. The Company's future success will depend, in part, on its ability to effectively use leading-edge technologies, to continue to develop its technological expertise, to enhance its current service, to develop new products that meet changing customer preferences and to influence and respond to merging industry standards and other technological changes on a timely and cost-effective basis.

DEPENDENCE OF LICENSED TECHNOLOGY

The Company may rely on certain technology licensed from third parties, and there can be no assurance that these third party technology licenses will be available to the Company on acceptable commercial terms or at all.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-11 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In February 2001 the Company terminated its relationship with Barry L. Friedman, Certified Public Accountants. The Company engaged Stefanou & Company, LLP as its independent auditors. In the last two years, there were no disagreements on matters of accounting and auditing between the Company and Stefanou & Company, LLP.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table furnishes the information concerning the Company's directors and officers as of December 31, 2001. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name               Age      Title                                         Term
----               ---      -----                                         ----

Gordon F. Lee      49       President, Secretary, Treasurer, Director     Annual

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Gordon Lee            10%

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

(b) Identification of Certain Significant Employees.

The directors and executive officers of the Company handle strategic matters and critical decisions.

(c) Family Relationships.

None

(d) Business Experience.

The following is a brief account of the business experience of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Gordon F. Lee has been the President and sole Director the Company since March 28, 2000.

>From 1991 to March 1998, Mr. Lee served as the President of USA Video Corporation, one of the first companies to offer video on demand and high quality digitizing and compression services.

>From March 1998 to March 1999, Mr. Lee served as the President of Glass Master Industries, a company working on the development of a bullet resistant glass coating technology, which was eventually sold off to other companies for commercial development

>From March 1999 through the present, Mr. Lee has served as President of Bentley Communications Corp., an online-gaming company. From March 2000 to present, Mr. Lee continues to serve as Bentley's CEO and Chairman.

Mr. Lee has also served in the past five years on the Board of Directors of companies such as Laser Vision Inc. and Future Media Technologies.

(e) Directors' Compensation

Directors who are also officers of the registrant receive no cash compensation for services as a director.


ITEM 10.  EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to registrant with copies of all
Section 16(a) documents they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.


EXECUTIVE COMPENSATION

(a)  Cash Compensation.

Compensation paid by the Company for all services provided up to December 31, 2001 to each of its executive officers

                                   SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                           ANNUAL COMPENSATION                                  LONG TERM COMPENSATION
                      --------------------------------------------------------------    ----------------------------------------
    NAME AND                                                                                                     SECURITIES
    PRINCIPAL           YEAR          SALARY           BONUS ANNUAL                     RESTRICTED STOCK         UNDERLYING/
    POSITION             $               $             COMPENSATION         OTHER            AWARDS                OPTIONS
------------------    ---------    --------------    -----------------    ----------    ------------------    ------------------
Gordon Lee,             2001             0                  0                 0                 0                     0
President,
Treasurer,
Secretary, and
Director


(h)  The Company has made no Long-Term Compensation payouts (LTIP or other)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Beneficial owners of five percent (5%) or greater of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the registrant's common stock known by the registrant based upon 5,200,000 shares outstanding at December 31, 2001.

                                                                    AMOUNT OF BENEFICIAL
 TITLE OF CLASS        NAME AND ADDRESS OF BENEFICIAL OWNER               INTEREST                PERCENT OF CLASS
------------------    ---------------------------------------    ---------------------------    ----------------------
Common                Gordon F. Lee                                                4,477,000                     86  %
                      1904 11th Street, Suite 1
                      Santa Monica, CA  90404

Common                Cede & Co.                                                     521,000                      10 %
                      PO Box 222
                      Bowling Green Station, NY 10274

b) The following sets forth information with respect to the Company's common stock beneficially owned by each officer and director, and by all directors and officers as a group, at December 31, 2001.

                              AMOUNT OF BENEFICIAL
  TITLE OF CLASS        NAME AND ADDRESS OF BENEFICIAL OWNER              INTEREST                PERCENT OF CLASS
-------------------     -------------------------------------    ---------------------------    ----------------------
Common                  Gordon F. Lee
                        1904 11th Street, Suite 1
                        Santa Monica, CA  90404                                   4,477,000                     86  %
                                                                                  ---------                     -----

Total as a group                                                                  4,477,000                     86  %


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

Exhibit
Number                Description of Document
------                -----------------------

3.1 (a)               Articles of Incorporation of the registrant

3.2 (a)               By-laws of the registrant

(a) Included as an Exhibit to the registration statement on the Company's Form 10-SB dated September 15, 2000

          (B) Reports on Form 8-K.

The Company did not file any current reports on Form 8-K during the fourth quarter of 2001.

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

Date:    April 8, 2002                               American IDC Corp.

                                                     /s/ Gordon F. Lee
                                                     ---------------------------
                                                     Gordon F. Lee
                                                     President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                   TITLE                       DATE
-----------------------------------    -----------------------     -------------

/s/ Gordon F. Lee                      Director                    April 8, 2002
------------------------------------
Gordon F Lee

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2001 AND 2000

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                               AMERICAN IDC CORP.

                               AMERICAN IDC CORP.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
Report of Independent Certified Public Accountants...........................F-3

Balance Sheets at December 31, 2001 and 2000.................................F-4

Statements of Losses for the two years ended December 31, 2001 and 2000 and the period June 3, 1997 (date of inception) to December 31, 2001.........F-5

Statement of  Stockholders' Equity for the period June 3, 1997
(date of inception) to December 31, 2001.....................................F-6

Statements of Cash Flows for the two years ended December 31, 2001 and
2000 and the period June 3, 1997 (date of inception) to December 31, 2001....F-7

Notes to Financial Statements.........................................F-8 - F-12

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

                                                                Philadelphia, PA
--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
American IDC Corp
Santa Monica, CA 90404

We have audited the accompanying balance sheets of American IDC Corp. (formerly Future Projects VIII Corp.), a development-stage Company, as of December 31, 2001 and 2000 and the related statements of losses, stockholders' equity and cash flows for the years then ended and for the period June 3, 1997 (date of inception) through December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American IDC Corp. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years ended and from June 3, 1997 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note I to the accompanying financial statements, the Company is in the development stage and has not established a source of revenues. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stephanou & Company, LLP
McLean, Virginia
February 27, 2002


                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                  2001           2000
                                                                ---------      ---------
                                     ASSETS
Current Assets:
    Cash                                                        $     10       $      -
    Prepaid Expenses                                              61,234              -
                                                                ---------      ---------
   Total Current Assets                                         $ 61,244       $      -
                                                                =========      =========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts Payable                                             $ 23,443       $      -
   Officers advances (Note B)                                     10,624          6,510
                                                                ---------      ---------
   Total current liabilities                                      34,067          6,510

Stockholders' Equity (Deficit) (Note C)
 Common Stock, par value $0.001 per share; 50,000,000
 authorized; 5,200,000 and 5,100,000 issued at December 31,
 2001 and 2000, respectively                                       5,200          5,100
Additional Paid in Capital                                        81,800          6,900
Deficit accumulated during development stage                     (59,823)       (18,510)
                                                                ---------      ---------
   Stockholder's Equity (deficit)                                 27,177         (6,510)
                                                                ---------      ---------
                                                                $ 61,244       $      -
                                                                =========      =========

                 See accompanying notes to financial statements


                                         AMERICAN IDC CORP.
                                    (A DEVELOPMENT-STAGE COMPANY)
                                         STATEMENT OF LOSSES

                                                                                     June 3, 1997 (Date of
                                                             For the year ended          Inception) to
                                                                December 31,           December 31, 2001
                                                                ------------           -----------------
                                                          2001             2000
                                                          ----             ----
Expenses:
  General and administrative                          $    41,313       $    15,710       $    59,823
                                                      ------------      ------------      ------------

  Total expenses                                           41,313            15,710            59,823


Loss before income taxes                                  (41,313)          (15,710)          (59,823)

Income (taxes) benefit                                          -                 -                 -
                                                      ------------      ------------      ------------
Net Loss                                              $   (41,313)      $   (15,710)      $   (59,823)
                                                      ============      ============      ============

Net loss per share (basic and assuming dilution)      $     (0.01)      $     (0.00)      $     (0.01)
                                                      ============      ============      ============


 Weighted average shares outstanding                    5,106,319         5,030,958         5,030,120


                           See accompanying notes to financial statements.


                                              AMERICAN IDC CORP.
                                         (A DEVELOPMENT-STAGE COMPANY)
                                STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                   FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001

                                                                                     Deficit
                                                                                   Accumulated
                                                                  Additional Paid   during the
                                      Common Shares      Amount      in Capital   Development Stage    Total
                                      -------------      ------      ----------   -----------------    -----
Issuance of common stock to
Founders in exchange for
services on June 3, 1997 at
$.0004 per share                       5,000,000      $   5,000      $  (3,000)      $       -       $   2,000

Net Loss                                       -              -              -          (2,000)         (2,000)
                                       ----------     ----------     ----------      ----------      ----------

Balance at December 31, 1997           5,000,000          5,000         (3,000)         (2,000)              -

Net Loss                                       -              -              -               -               -
                                       ----------     ----------     ----------      ----------      ----------

Balance at December 31, 1998           5,000,000          5,000         (3,000)         (2,000)              -

Net Loss                                       -              -              -            (800)           (800)
                                       ----------     ----------     ----------      ----------      ----------

Balance at December 31, 1999           5,000,000          5,000         (3,000)         (2,800)           (800)

Issuance of common stock to
consultants in exchange
for services on September 7, 2000
at $ .10 per share                       100,000            100          9,900               -          10,000

Net Loss                                       -              -              -         (15,710)        (15,710)
                                       ----------     ----------     ----------      ----------      ----------

Balance at December 31, 2000           5,100,000          5,100          6,900         (18,510)         (6,510)

Issuance of common stock to
consultants in exchange
for services in December 2001
at $ .75 per share                       100,000            100         74,900               -          75,000

Net Loss                                       -              -              -         (41,313)        (41,313)
                                       ----------     ----------     ----------      ----------      ----------

Balance at December 31, 2001           5,200,000      $   5,200      $  81,800       $ (59,823)      $  27,177
                                       ==========     ==========     ==========      ==========      ==========

                                See accompanying notes to financial statements


                                    AMERICAN IDC CORP.
                               (A DEVELOPMENT-STAGE COMPANY)
          STATEMENTS OF CASH FLOW FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
            AND FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2001


                                                                                     June 3, 1997
                                                                                   (Date of Inception)
                                                  For the year ended December 31, to December 31, 2001
                                                       2001            2000
                                                       ----            ----
Cash Flows from Operating Activities
Net Loss                                             $(41,313)      $(15,710)          $(59,823)
Adjustments to reconcile net loss to net cash
provided by operating activities:

Common stock issued in connection with services
rendered, net                                          75,000         10,000             87,800

Change in:
    Prepaid Expenses and Deposits                     (61,234)             -            (61,234)
    Accounts Payable                                   23,443              -             23,443
                                                     ---------      ---------          ---------
Cash used in operating activities                      (4,104)        (5,710)            (9,814)

Cash flows from Financing Activities
Advances from Officers                                  4,114          5,710              9,824
                                                     ---------      ---------          ---------
Net cash provided by financing activities               4,114          5,710              9,824

Net Increase (decrease) in cash and cash
equivalents                                                10              -                 10


Cash at beginning of period                                 -              -                  -
                                                     ---------      ---------          ---------
Cash at end of period                                $     10       $      -           $     10
                                                     =========      =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for:
   Interest                                          $      -       $      -           $      -
   Taxes                                                    -              -                  -
Common stock issued in connection with services
rendered                                               75,000         10,000             87,800



                      See accompanying notes to financial statements

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------
On June 3, 1997, American IDC Corp. (formerly Future Projects VIII Corp.) (the "Company") was incorporated under the laws of the state of Florida. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing an online business and credit service . To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2001, the Company has accumulated losses of $ 59,823.

Estimates
---------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition
-------------------
The Company will follow a policy of recognizing income as revenue in the period the services are provided and the products shipped.

Cash Equivalents
----------------
For the purpose of the accompanying financial statements, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

Income Taxes
------------
The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires the recognition of deferred tax liabilities, and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Impairment of Long-Lived Assets
-------------------------------
The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Comprehensive Income
--------------------
The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information
-------------------
The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1999. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF ACCOUNTING POLICIES  (CONTINUED)

Net Loss Per Share
------------------
The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128"), specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the year ended December 31, 2001 relating to the adoption of this standard.

Stock Based Compensation
------------------------
The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (SFAS 123"), the company has adopted the proforma disclosure requirements.

Liquidity
---------
The Company is in the development stage and its efforts have been principally devoted to developing an online business and credit service. To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses. As shown in the accompanying financial statements, the Company incurred a net loss of $ 41,313 during the year ended December 31, 2001 and $ 15,710 during the year ended December 31, 2000. For the period from inception through December 31, 2001, the Company has accumulated losses of $ 59,823. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Advertising
-----------
The Company will follow a policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the years ended December 31, 2001 and 2000.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF ACCOUNTING POLICIES  (CONTINUED)

New Accounting Pronouncements
-----------------------------

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an effect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

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


NOTE B - RELATED-PARTY TRANSACTIONS

The Company's President and principal shareholder has advanced $10,624 and $6,510 to the Company as of December 31, 2001 and 2000, respectively. No formal agreements or repayment terms exist.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $.001 per share. On June 3, 1997, the Company issued 5,000,000 shares of common stock to its founders for services and expenses in connection with services provided and expenses incurred in forming the Company. The Company valued the shares issued at $0.001 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

On September 7, 2000, the Company issued 100,000 shares to outside consultants in connection with professional services rendered on behalf of the Company. The Company valued the shares issued at $0.10 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In December 2001, the Company issued 100,000 shares to an outside consultant in connection with professional services rendered on behalf of the Company. The Company valued the shares issued at $0.75 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE D - INCOME TAXES

The Company has adopted Financial Accounting Standard Number 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2001, the Company has available for federal income tax purposes an approximate net operating loss carryforward of $59,000, expiring the year 2021, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2001 are as follows:

           Non-current:
           Net operating loss carryforward                $     9,750
           Valuation allowance                                (9,750)
                                                          -----------

           Net deferred tax asset                         $         0
                                                          ===========



NOTE G - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                     2001            2000
                                                 ------------    ------------

Loss available for common shareholders           $    41,313     $    15,710
                                                 ============    ============

Basic and fully diluted loss per share           $    (0.01)     $    (0.00)
                                                 ============    ============

Weighted average common shares outstanding         5,106,319       5,030,958
                                                 ============    ============

Net loss per share is based upon the weighted average of shares of common stock outstanding

NOTE H- STOCK COMPENSATION PLAN

On November 12, 2001, the Board of Directors of the Company adopted 2001 Non-Qualified Stock Compensation Plan ("Plan") covering 1,500,000 shares of common stock. The Plan provides for the issuance of common stock to key employees, directors and consultants. No shares or options have been granted under the Plan.

On November 12, 2001, the Company entered a Fee Agreement for Professional Services with Richard O. Weed ("Fee Agreement"). The Company issued Mr. Weed 100,000 shares of common stock and granted Mr. Weed an option to purchase 100,000 shares at $1.50 per share expiring December 31, 2005 in accordance with the Fee Agreement.

NOTE I - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period June 3, 1997 through December 31, 2001, the Company has incurred a loss of $59,823. In addition, the Company has a deficiency in stockholder's equity of $27,177 at December 31, 2001. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to establishing its Internet Data Center business and there can be no assurance that the Company's efforts will be successful. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.