Form 10QSB
period 2002-03-31
AMERICAN IDC CORP
filed 2002-05-17
CIK 1123448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                  For the quarterly period ended March 31, 2002

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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                       5,200,000
       (Class)                              (Outstanding as of March 31, 2002)

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII, CORP)

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2002


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet:
                  March 31, 2002 and December 31, 2001

                  Consolidated Statements of Losses:
                  Three Months Ended March 31, 2002 and 2001

                  June 3, 1997 (Date of Inception) through
                  March 31, 2002



                  Consolidated Statements of Cash Flows:
                  Three Months Ended March 31, 2002 and 2001

                  June 3, 1997 (Date of Inception) through
                  March 31, 2002

                  Notes to Consolidated Financial Statements:
                  March 31, 2002

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

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                                 AMERICAN IDC CORP.
                        (Formerly FUTURE PROJECTS VIII CORP.)
                            (A Development Stage Company)
                                    BALANCE SHEET


                                                     March 31, 2002  December 31, 2001
                                                      (Unaudited)
                                                      -------------   -------------
                                       ASSETS
Current Assets:

Cash                                                    $        -    $         10
Prepaid Expenses                                            38,994          61,234
                                                      -------------   -------------
Total Current Assets                                  $     38,994    $     61,244
                                                      =============   =============



                  LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
Cash Disbursed in Excess of Available Funds           $          5      $        -
Accounts Payable and Accrued Expenses                       28,506          23,443
Officer Advances                                            10,734          10,624
                                                      -------------   -------------

Total Current Liabilities                                   39,245          34,067

Stockholder's Equity (Deficiency):


Common Stock, par value, $ .001 per share;
  authorized 50,000,000 shares; 5,200,000 shares
  issued and outstanding at March 31, 2002 and
  December 31, 2001                                          5,200           5,200
Additional Paid in Capital                                  81,800          81,800
Deficiency accumulated during development stage            (87,252)        (59,823)
                                                      -------------   -------------
Total Stockholder's Equity (Deficiency)                       (252)         27,177
                                                      -------------   -------------
                                                      $     38,994    $     61,244
                                                      =============   =============



      The accompanying notes are an integral part of these Financial Statements



                                  AMERICAN IDC CORP.
                        (Formerly FUTURE PROJECTS VIII CORP.)
                            (A Development Stage Company)
                                 STATEMENT OF LOSSES

                                                                     For the period from
                                                                        June 3, 1997
                                        Three Months Ended March 31,  (date of inception)
                                                 Unaudited                  thru
                                           2002             2001        March 31, 2002
                                       -------------   -------------   -------------

Costs and Expenses:
  General and Administrative           $     27,428    $      3,848    $     87,251
                                       -------------   -------------   -------------
  Total Operating Expenses                   27,428           3,848          87,251

Loss from Operations                        (27,428)         (3,848)        (87,251)

Income (taxes) benefit                            -               -               -
                                       -------------   -------------   -------------

Net Loss                               $    (27,428)   $     (3,848)   $    (87,251)
                                       =============   =============   =============

Loss per common share (basic and       $      (0.01)   $      (0.00)   $      (0.02)
 assuming dilution)                    =============   =============   =============

Weighted average common shares            5,200,000       5,100,000       5,025,120
 outstanding



      The accompanying notes are an integral part of these financial statements




                                              AMERICAN IDC CORP.
                                    (formerly FUTURE PROJECTS VIII CORP.)
                                        (A Development Stage Company)

                                           STATEMENT OF CASH FLOWS


                                                                                           For the period from
                                                                                                June 3, 1997
                                                               Three Months Ended March 31,  (date of inception)
                                                                         Unaudited                  thru
                                                                   2002             2001      March 31, 2002
                                                               -------------   -------------   -------------


Cash Flows from operating activities:
  Net loss                                                     $    (27,428)   $     (3,848)   $    (87,251)
  Adjustments to reconcile net loss to net cash provided by
operating activities:
   Common stock issued in exchange for services                           -               -          87,800
  Change in assets and liabilities:
     Increase in cash disbursed in excess of available funds              5               -               5
     Prepaid Expenses and Deposits                                   22,240               -         (38,994)
     Accounts payable and other liabilities                           5,063           3,848          28,506
                                                               -------------   -------------   -------------
    Net cash provided by operating activities                          (120)              -          (9,934)

Cash Flows from investing activities:

Cash Flows from financing activities:
  Advances from officers                                                110               -           9,934
                                                               -------------   -------------   -------------
   Net cash provided by financing activities                            110               -           9,934

Net increase (decrease) in cash                                         (10)              -             (10)

Cash- beginning of period                                                10               -              10
                                                               -------------   -------------   -------------
Cash -end of period                                            $          -    $          -    $          -
                                                               =============   =============   =============

Supplemental Disclosures:
  Interest paid for the period                                 $          -    $          -    $          -
  Income taxes paid for the period                                        -               -               -
  Common shares issued for services                                       -               -          87,800



                  The accompanying notes are an integral part of these financial statements


                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)



NOTE A- SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2001 annual report included in SEC Form 10-KSB.


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


Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets"(SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES


Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

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

The Company's products and services are expected to include:

1.  Online Financial Services.
2.  'Brick and Mortar' Business and Credit Service Centers.
3.  Act as E-Commerce Provider in Secondary Credit Market.

Currently, the Company has no employees other than Mr. Lee. However, additional staff will be added, as the success of the business demands it.

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

During the quarter ended March 31, 2002, the Company received no revenue, incurred expenses of $27,428 stemming from general, selling, and administrative expenses and has a loss of $ 87,251 from inception. The Company has continued to suffer losses during the three months ending March 31, 2002. Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing information technology solutions may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be launched. Considering the present attitude of the investment community toward internet related enterprises, management does not anticipate that it will be able to obtain this additional capital.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise doubt about the Company's ability to continue as a going concern.

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

          NONE

ITEM 5.   OTHER INFORMATION

          NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       NONE


(b)    Reports on Form 8-K filed during the three months ended March 31, 2002.

       NONE



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2002                        American IDC Corp.

                                           /s/ Gordon Lee
                                           -----------------------------------
                                           Gordon F. Lee-President