Form 10QSB
period 2002-06-30
AMERICAN IDC CORP
filed 2002-08-14
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                  For the quarterly period ended June 30, 2002

                        Commission file number: 000-31541

                               AMERICAN IDC CORP.
        (Exact name of small business issuer as specified in its charter)

            Florida                                       65-0941058
 (State or other jurisdiction of               (IRS Employee Identification No.)
  incorporation or organization)

            11301 Olympic Boulevard, Suite 680, Los Angeles, CA 90064
                    (Address of principal executive offices)

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

Yes    X        No
    -------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                           5,200,000
         (Class)                              (Outstanding as of June 30, 2002)

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII, CORP)

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2002


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet:                                 3
                     June 30, 2002 and December 31, 2001

                  Consolidated Statements of Losses:                          4
                     Three Months Ended June 30, 2002 and 2001
                     Six Months Ended June 30, 2002 and 2001
                     June 3, 1997 (Date of Inception) through
                       June 30, 2002

                  Consolidated Statement of Deficiency in Stockholders        5
                     Equity for the Period June 3, 1997 (Date of
                     Inception) to June 30, 2002

                  Consolidated Statements of Cash Flows:                      6
                     Six Months Ended June 30, 2002 and 2001
                     June 3, 1997 (Date of Inception) through
                     June 30, 2002

                  Notes to Consolidated Financial Statements:                 7
                     June 30, 2002

         Item 2.  Plan of Operation                                           8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           9

         Item 2.  Changes in Securities                                       9

         Item 3.  Defaults Upon Senior Securities                             9

         Item 4.  Submission of Matters to a Vote of Security Holders         9

         Item 5.  Other Information                                           9

         Item 6.  Exhibits and Reports on Form 8-K                            9

SIGNATURES                                                                   10

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                                 AMERICAN IDC CORP.
                       (Formerly FUTURE PROJECTS VIII CORP.)
                           (A Development Stage Company)
                              CONDENSED BALANCE SHEET

                                                      June 30, 2002    December 31,
                                                       (Unaudited)        2001
                                                      -------------   -------------
                        ASSETS
Current Assets:

Cash                                                  $          6    $         10
Prepaid Expenses                                            28,439          61,234
                                                      -------------   -------------


Total Current Assets                                  $     28,445    $     61,244
                                                      =============   =============


  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Cash Disbursed in Excess of Available Funds           $         --    $         --
Accounts Payable and Accrued Expenses                       31,606
                                                                            23,443
Officer Advances                                            10,789          10,624
                                                      -------------   -------------


Total Current Liabilities                                   42,395          34,067

Stockholders' Equity (Deficiency):

Common Stock, par value, $ .001 per share;
authorized 50,000,000 shares;
5,200,000 shares issued and outstanding
at June 30, 2002 and December 31, 2001
                                                             5,200           5,200
Additional Paid in Capital
                                                            81,800          81,800
Deficiency accumulated during development stage           (100,950)        (59,823)
                                                      -------------   -------------
Total Stockholders' Equity (Deficiency)                    (13,950)         27,177
                                                      -------------   -------------
                                                      $     28,445    $     61,244
                                                      =============   =============

                The accompanying notes are an integral part of these
                          unaudited financial statements

                                         3

                                             AMERICAN IDC CORP.
                                   (Formerly FUTURE PROJECTS VIII CORP.)
                                       (A Development Stage Company)
                                       CONDENSED STATEMENT OF LOSSES

                                    Three Months Ended            Six Months Ended          For the period from
                                         June 30                       June 30             June 3, 1997 (date of
                                       (Unaudited)                   (Unaudited)                inception)
                                   2002           2001           2002           2001       through June 30, 2002
                               ------------   ------------   ------------   ------------   ---------------------
Costs and Expenses:
  General and Administrative   $    13,699    $       171    $    41,127    $     4,019        $   100,950
                               ------------   ------------   ------------   ------------       ------------
  Total Operating Expenses          13,699            171         41,127          4,019            100,950

Loss from Operations               (13,699)          (171)       (41,127)        (4,019)          (100,950)

Income (taxes) benefit                  --             --             --             --                 --
                               ------------   ------------   ------------   ------------       ------------

Net Loss                       $   (13,699)   $      (171)   $   (41,127)   $    (4,019)       $  (100,950)
                               ============   ============   ============   ============       ============

Loss per common share (basic
and assuming dilution)         $     (0.00)   $     (0.00)   $     (0.01)   $     (0.00)       $     (0.02)
                               ============   ============   ============   ============       ============

Weighted average common
shares outstanding               5,200,000      5,100,000      5,200,000      5,100,000          5,150,000

            The accompanying notes are an integral part of these unaudited financial statements

                                                     4

                                          AMERICAN IDC CORP.
                                 (Formerly FUTURE PROJECTS VIII CORP.)
                                     (A Development Stage Company)
                       CONDENSED STATEMENT OF DEFICINCY IN STOCKHOLDERS' EQUITY
                 FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2002
                                              (UNAUDITED)

                                                                              Deficit
                                                                            Accumulated
                                                              Additional     during the
                                    Common                     Paid in      Development
                                    Shares        Amount       Capital         Stage           Total
                                  ----------    ----------    ----------     ----------     ----------
Issuance of common stock to
Founders in exchange for
services on June 3, 1997 at
$.0004 per share                  5,000,000     $   5,000     $  (3,000)     $      --      $   2,000

Net Loss                                 --            --            --         (2,000)        (2,000)
                                  ----------    ----------    ----------     ----------     ----------
Balance at December 31, 1997      5,000,000         5,000        (3,000)        (2,000)            --

Net Loss                                 --            --            --             --             --
                                  ----------    ----------    ----------     ----------     ----------
Balance at December 31, 1998      5,000,000         5,000        (3,000)        (2,000)            --

Net Loss                                 --            --            --           (800)          (800)
                                  ----------    ----------    ----------     ----------     ----------
Balance at December 31, 1999      5,000,000         5,000        (3,000)        (2,800)          (800)

Issuance of common stock to
consultants in exchange for
services on September 7, 2000
at $.10 per share                   100,000           100         9,900             --         10,000
Net Loss                                 --            --            --        (15,710)       (15,710)
                                  ----------    ----------    ----------     ----------     ----------
Balance at December 31, 2000      5,100,000         5,100         6,900        (18,510)        (6,510)

Issuance of common stock to
consultants in exchange for
services in December 2001 at
$.75 per share                      100,000           100        74,900             --         75,000

Net Loss                                 --            --            --        (41,313)       (41,313)
                                  ----------    ----------    ----------     ----------     ----------
Balance at December 31, 2001      5,200,000     $   5,200     $  81,800      $ (59,823)     $  27,177

Net Loss                                 --            --            --        (41,127)       (41,127)
                                  ----------    ----------    ----------     ----------     ----------
Balance at June 30, 2002          5,200,000     $   5,200     $  81,800      $(100,950)     $ (13,950)

          The accompanying notes are an integral part of these unaudited financial statements

                                                  5

                                            AMERICAN IDC CORP.
                                  (formerly FUTURE PROJECTS VIII CORP.)
                                      (A Development Stage Company)

                                    CONDENSED STATEMENT OF CASH FLOWS

                                                                     Six Months Ended       For the period from
                                                                          June 30          June 3, 1997 (date of
                                                                        (Unaudited)         inception) through
                                                                    2002          2001        June 30, 2002
                                                                 ----------     ----------     ----------
Cash Flows from operating activities:
  Net loss                                                       $ (41,127)     $  (4,019)     $(100,950)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
       Common stock issued in exchange for services                     --             --         87,800

  Change in assets and liabilities:
     Increase in cash disbursed in excess of available funds            --             --             --
     Prepaid Expenses and Deposits                                  32,795             --         (5,116)
     Accounts payable and other liabilities                          8,163          4,019          8,163
                                                                 ----------     ----------     ----------
    Net cash provided by operating activities                         (169)            --        (10,103)

Cash Flows from investing activities:

Cash Flows from financing activities:
  Advances from officers                                               165             --         10,099
                                                                 ----------     ----------     ----------
   Net cash provided by financing activities                           165             --         10,099

Net increase (decrease) in cash                                         (4)            --             (4)

Cash -beginning of period                                               10             --             10
                                                                 ----------     ----------     ----------
Cash -end of period                                              $       6      $      --      $       6
                                                                 ==========     ==========     ==========

Supplemental Disclosures:
  Interest paid for the period                                   $      --      $      --      $      --
  Income taxes paid for the period                                      --             --             --
  Common shares issued for services                                     --             --         87,800

           The accompanying notes are an integral part of these unaudited financial statements

                                                    6

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's December 31, 2001 annual report included in the SEC Form 10-KSB.


Business and Basis of Presentation
----------------------------------

The Company was organized June 3, 1997 under the laws of the State of Florida, as Future Projects VIII Corp. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company. On July 20, 2000 the Company changed its name to American IDC Corp.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

Forward Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

The following discussion should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto, included elsewhere within this report.

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

During the six months ended June 30, 2002, the Company received no revenue, incurred expenses of $41,127 stemming from general, selling, and administrative expenses and has a loss of $ 100,950 from inception. The Company has continued to suffer losses during the six months ending June 30, 2002. Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing information technology solutions may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be launched. Considering the present attitude of the investment community toward solely-internet related enterprises, management does not anticipate that it will be able to obtain this additional capital.

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

Consequently, the Company's management believes it is in the best interest of the Company's shareholders to discontinue its current business and attempt to acquire a new business, which may provide more value to the Company's shareholders. To further this objective, the Company announced its intention to enter the financial services arena and has initiated negotiations with MergersLawyer.net, Inc. of Beverly Hills, California, to provide a variety of management services targeting professionals and small business owners.

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

         NONE


ITEM 5.  OTHER INFORMATION

         NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1     Certification of CEO
         99.2     Certification of CFO


(b)      Reports on Form 8-K filed during the six months ended June 30, 2002.

         NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2002                       American IDC Corp.

                                             /s/ Gordon Lee
                                             ----------------------------------
                                             Gordon F. Lee-President