Form 10QSB
period 2002-09-30
AMERICAN IDC CORP
filed 2002-11-15
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                For the quarterly period ended September 30, 2002

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

Yes __X__   No____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                       5,700,000
         (Class)                        (Outstanding as of September 30, 2002)

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII, CORP)

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2002


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                   Condensed Balance Sheet:
                   September 30, 2002 and December 31, 2001................... 3

                   Condensed Statements of Losses:
                   Three Months Ended September 30, 2002 and 2001
                   Nine Months Ended September 30, 2002 and 2001 and
                   June 3, 1997 (Date of Inception) through
                   September 30, 2002......................................... 4

                   Condensed Statements of Cash Flows:
                   Nine Months Ended September 30, 2002 and 2001 and
                   June 3, 1997 (Date of Inception) through
                   September 30, 2002......................................... 5

                   Notes to Consolidated Financial Information:
                   September 30, 2002......................................... 6

         Item 2. Plan of Operation............................................ 8

         Item 3. Controls and Procedures...................................... 8

PART II.  OTHER INFORMATION................................................... 9

         Item 1. Legal Proceedings............................................ 9

         Item 2. Changes in Securities........................................ 9

         Item 3. Defaults Upon Senior Securities.............................. 9

         Item 4. Submission of Matters to a Vote of Security Holders.......... 9

         Item 5. Other Information............................................ 9

         Item 6. Exhibits and Reports on Form 8-K............................. 9

         Signatures........................................................... 9


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                             (Uuaudited)
                                                             September 30,   December 31,
                                                                 2002            2001
                                                                 ----            ----
ASSETS
Current Assets:
Cash                                                          $      26       $      10
Prepaid Expenses                                                 22,857          61,234
                                                              ----------      ----------
Total Current Assets                                             22,883          61,244
                                                              ==========      ==========

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses                            34,731          23,443

Officer Advances                                                 11,589          10,624
                                                              ----------      ----------
Total Current Liabilities                                        46,320          34,067

(Deficiency in) Stockholder's Equity:
Common Stock, par value, $ .001 per share;
authorized 50,000,000 shares;
5,700,000 and 5,200,000 shares issued and outstanding at
September 30, 2002 December 31, 2001, respectively                5,700           5,200
Additional Paid in Capital                                      456,300          81,800
Deficiency Accumulated During Development Stage                (485,437)        (59,823)
                                                              ----------      ----------
Total Deficiency in Stockholder's Equity                        (23,437)         27,177
                                                              ----------      ----------
                                                              $  22,883       $  61,244
                                                              ==========      ==========

   See accompanying footnotes to the unaudited condensed financial information


                                              AMERICAN IDC CORP.
                                     (Formerly FUTURE PROJECTS VIII CORP.)
                                         (A Development Stage Company)
                                        CONDENSED STATEMENTS OF LOSSES
                                                  (UNAUDITED)


                                                                                         For the period
                                     Three Months Ended            Nine Months Ended      from June 3, 1997
                                        September 30                 September 30         (date of inception)
                                    2002           2001           2002          2001    thru September 30, 2002
                                    ----           ----           ----          ----    -----------------------
Costs and Expenses:
Selling, General and
Administrative                   $   384,487   $     4,818    $   425,614    $     8,837       $   485,437
                                 ------------  ------------   ------------   ------------      ------------
Total Costs and Expenses             384,487         4,818        425,614          8,837           485,437

Loss from Operations                (384,487)       (4,818)      (425,614)        (8,837)         (485,437)

Income (Taxes) Benefit                    --            --             --             --                --

Net Income                       $  (384,487)  $    (4,818)   $  (425,614)   $    (8,837)      $  (485,437)
                                 ============  ============   ============   ============      ============

Loss per common share (basic
and assuming dilution)           $     (0.07)  $     (0.00)   $     (0.08)   $     (0.00)      $     (0.09)
                                 ============  ============   ============   ============      ============

Weighted average common shares
outstanding                        5,654,891     5,100,000      5,353,297      5,100,000         5,125,120



                  See accompanying footnotes to the unaudited condensed financial information


                                         AMERICAN IDC CORP.
                                (formerly FUTURE PROJECTS VIII CORP.)
                                    (A Development Stage Company)
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                                   Nine Months Ended       For the period from
                                                                     September 30         June 3, 1997 (date of
                                                                  ------------------         inception) thru
                                                                  2002          2001       September 30, 2002
                                                                  ----          ----       ------------------
Cash flows from operating activities:
  Net loss                                                       $(425,614)   $  (8,837)      $(485,437)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Common stock issued in exchange for services                     375,000           --         462,800

  Increase/decrease in:
     Prepaid expenses and deposits                                  38,377                           --
     Accounts payable and other liabilities                         11,288        4,746          11,288
                                                                 ----------   ----------      ----------
    Net cash used in operating activities                             (949)      (4,091)        (11,349)

Cash flows from financing activities:
  Advances from officers                                               965        4,094          11,365
                                                                 ----------   ----------      ----------
   Net cash provided by financing activities                           965        4,094          11,365

Net increase (decrease) in cash                                         16            3              16

Cash and equivalents at beginning of period                             10           --              10
                                                                 ----------   ----------      ----------
Cash and equivalents at end of period                            $      26    $      --       $      26
                                                                 ==========   ==========      ==========

Supplemental Disclosures:
  Interest paid for the period                                   $      --    $      --       $      --

  Income taxes paid for the period                                      --           --              --

  Common shares issued for services                                375,000           --         462,800


                  See accompanying footnotes to the unaudited condensed financial information

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII CORP.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE A- SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's December 31, 2001 annual report included in SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

American IDC Corp. (the "Company"), formerly Future Projects VIII Corp., was incorporated under the laws of the state of Florida on June 3, 1997. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing an online business and credit service. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2002, the Company has accumulated losses of $485,437.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto, included elsewhere within this report.

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

During the nine months ended September 30, 2002, the Company received no revenue, incurred expenses of $425,614 stemming from general, selling, and administrative expenses; $375,000 of these expenses were paid with 500,000 shares of the Company's common stock to consultants for management services rendered. The Company incurred a total loss of $425,614 for the nine months period ending September 30, 2002 compared to a loss of $8,837 for the same period ended 2001. The Company has continued to suffer losses during the nine months ending September 30, 2002. Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing information technology solutions may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be launched. Considering the present attitude of the investment community toward solely-internet related enterprises, management does not anticipate that it will be able to obtain this additional capital.

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

Item 3. Controls and Procedures.

(a) On September 30, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         No.      Description
         ---      -----------

         99.1 Certification of Gordon F. Lee Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K filed during the three months ended September 30, 2002.

         NONE



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2002.                            American IDC Corp.


                                                     /s/ Gordon F. Lee
                                                     ---------------------------
                                                     Name: Gordon F. Lee
                                                     Title: President

                                  CERTIFICATION
                                  -------------

I, Gordon F. Lee, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American IDC Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                   /s/ Gordon F. Lee
                                                   ----------------------------
                                                   Name: Gordon F. Lee
                                                   Title: President,
                                                   Principal Accounting Officer
                                                   and Director