Form 10KSB
period 2002-12-31
AMERICAN IDC CORP
filed 2003-04-24
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002.

                        Commission file number: 000-31541


                               AMERICAN IDC CORP.
                               ------------------
        (Exact name of small business issuer as specified in its charter)


                   Florida                                  65-0941058
                   -------                                  ----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
             or organization)


                       11301 Olympic Boulevard, Suite 680
                              Los Angeles, CA 90064
                    (Address of principal executive offices)


                                 (310) 445-2599
                            Issuer's telephone number


              SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  None

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 22, 2003: $437,440.

Number of outstanding shares of the registrant's par value $0.001 common stock as of April 22, 2003: 10,145,000

                               AMERICAN IDC CORP.

                                   FORM 10-KSB

                                      INDEX

                                                                            Page
                                                                            ----

                                     Part I

Item 1.      Business..........................................................3

Item 2.      Properties........................................................3

Item 3.      Legal Proceedings.................................................3

Item 4.      Submission of Matters to a Vote of Security Holders...............4

                                     Part II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters...........................................................4

Item 6.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................5

Item 7.      Financial Statements and Supplementary Data.......................9

Item 8.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..............................................9

                                    Part III

Item 9. Directors, Executive Officers of the Registrant, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
             Act ..............................................................9

Item 10.     Executive Compensation...........................................10

Item 11.     Security Ownership of Certain Beneficial Owners and Management...11

Item 12.     Certain Relationships and Related Transactions...................11

                                     Part IV

Item 13.     Exhibits and Reports on Form 8-K.................................11

Item 14.     Controls and Procedures..........................................12

                                     PART I

ITEM 1.  BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risk Factors That May Affect Future Results And Market
Price Of Stock," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.


General
-------
American IDC Corp. (hereinafter, the "Company"), a development-stage company, was incorporated on June 3, 1997 under the laws of the state of Florida. Its Articles of Incorporation provided for authorized capital of fifty million (50,000,000) shares of common stock, par value $0.001.

There have been no bankruptcy, receiverships, or similar proceedings by or against the Company. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant asset(s).

The Company's principal executive offices are located at: 11301 Olympic Boulevard, Suite 680, Los Angeles, CA 90064.

Business History
----------------
The Company was incorporated as a development-stage company on June 3, 1997 as Future Projects VIII Corp. On July 20, 2000, the Company changed its name to American IDC Corp.

Presently, the company continues as a development-stage company focused on developing online business and credit services in the online matchmaking arena.

Products and Services
---------------------
The Company's products and services are expected to focus on rolling up and operating online dating service centers.

Employees
---------
Currently, the Company has no employees other than the principal. However, additional staff will be added, as the success of the business demands it.

Research and Development Costs
------------------------------
The Company incurred no research and development costs during the years ended December 31, 2001 and December 31, 2002.

ITEM 2.  PROPERTIES

The Company is currently operating out of the office of the President of the Company, Gordon Lee, at 11301 Olympic Boulevard, Suite 680, Los Angeles, CA 90064. The Company does not pay any rent for use of this space.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's shares of common stock are currently quoted on the Pink Sheets market under the ticker symbol "ACNI". The Company is not aware of any established trading market for its common stock. The table below sets forth the high and low bid information for each quarter within the last two years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2001                             High       Low
                                 ----       ---
           1st Quarter           $2.25      $.25
           2nd Quarter           $2.25      $1.25
           3rd Quarter           $4.25      $.25
           4th Quarter           $4.25      $.25

2002

           1st Quarter           $1.75      $.25
           2nd Quarter           $1.01      $.75
           3rd Quarter           $.85       $.50
           4th Quarter           $1.00      $.10


(b) As of December 31, 2002, the Company had thirteen (13) shareholders of record of the common stock.

(c) No dividends on outstanding common stock have been paid within the last two
(2) fiscal years, and interim periods. The Company does not anticipate or intend to pay dividends in the foreseeable future.

(d) The table below sets forth securities authorized for issuance under equity compensation plans.

                                  EQUITY COMPENSATION PLAN INFORMATION
                                  Number of securities to be      Weighted average exercise
                                     issued upon exercise of        price of outstanding           Number of securities
                                      outstanding options,          options, warrants and          available for future
         Plan category                 warrants and rights                  rights                        issuance
         -------------                 -------------------                  ------                        --------
                                               (a)                            (b)                            (c)
                                               ---                            ---                            ---
Equity compensation plans                      0                              N/A                            N/A
approved by security holders

Equity compensation plans not              1,800,000                         $.83                          550,000
approved by security holders

Total                                      1,800,000                         $.83                          550,000
                                           ---------                         ----                         --------

In November 2001, the board adopted the 2001 Non-Qualified Stock Compensation Plan (the "Stock Plan"). The Stock Plan covers 1,500,000 shares of common stock and allows the board or plan committee to issue shares of stock or options to acquire shares of stock to persons covered by the Stock Plan. At December 31, 2002, an aggregate of 950,000 shares of common stock had been issued under the Stock Plan.

On November 12, 2001, the Company retained legal counsel under a written fee agreement. The fee agreement required the Company to issue 100,000 shares of common stock and granted the lawyer an option to purchase 100,000 shares of common stock at an exercise price of $1.50 per share expiring December 31, 2005. These options were not granted until January 1, 2002. On November 14, 2002, the company granted legal counsel an additional 200,000 stock options at an exercise price of $.50 per share expiring December 31, 2004.

(e) Recent Sales of Unregistered Securities

In November 2002, the Company issued 100,000 shares of common stock to an investor in exchange for $29,990, net of costs and fees.

In December 2002, an investor agreed to purchase 100,000 shares of the Company's common stock in the amount of $25,000. As of December 31, 2002, the Company received $5,000 proceeds from the stock subscription and the remaining $20,000 was recorded as stock subscription receivable.

These sales were made in private placements intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Plan of Operation
-----------------

During the years ended December 31, 2002 and December 31, 2001, the Company did not receive any revenue and incurred expenses of $797,068 and 41,313, respectively, stemming from general, selling, and administrative expenses. The Company incurred a total loss of $797,068 for the year ended December 31, 2002 compared to a loss of $41,313 for the year ended December 31, 2001.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. These factors, among others, may raise doubt about the Company's ability to continue as a going concern.

During the next twelve months, the Company plans to concentrate its efforts on developing its online dating services and identifying specific markets and clients for these services. The Company intends to rely on the experience and expertise of its management to study the market for online dating services.

Because the Company remains essentially a start-up development company with limited capital resources, it may be necessary for the President and shareholders to either advance funds to the Company, or to accrue expenses until such time as an additional financing can be made. The Company's President and principal shareholder has advanced $35,945 and $10,624 to the Company as of December 31, 2002 and December 31, 2001, respectively. No formal repayment terms or arrangements exist. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until the Company's product development and marketing reaches a point when additional financing will be possible. Further, the Company's President and sole Director will defer any cash compensation until such time as the Company begins to earn revenues from operations.

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

Cash Requirements and Need for Additional Funds
-----------------------------------------------
The Company anticipates no substantial cash requirements for the next twelve months to remain in its present pre-operating condition. It is the opinion of management that approximately $300,000 would be required to launch operations in the next twelve months.

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

The Company will be incurring costs to develop and market its online matchmaking business, to establish marketing relationships, and to build an administrative organization. There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations, it will likely need to increase its operating expenses, broaden its customer support capabilities, and increase its administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

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

DEVELOPING MARKET; ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR BUSINESS JUST NOW BEING PROVEN.

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for the internet dating business in terms of the sales of both products and services to businesses and individuals. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce.

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

COMPETITION

The online matchmaking services market in which the Company will operate is very competitive. Many competitors have substantially greater, financial, technical, marketing, and distribution resources than the Company.

In all of its proposed markets, the Company will compete against a large number of companies of varying sizes and resources. There are an increasing number of competitive services and products offered by a growing number of companies. Increased competition in any service or product area may result in a loss of a client, reduction in sales revenue, or additional price competition, any of which could have a material adverse effect on the Company's operating results. In addition, existing competitors may continue to broaden their service and/or product lines and other potential competitors may enter or increase their presence in the online dating market, resulting in greater competition for the Company.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-16 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) The following table furnishes the information concerning the Company's directors and officers as of December 31, 2002. The directors of the Company are elected every year and serve until their successors are elected and qualify.


Name                    Age        Title                                          Term
----                    ---        -----                                          ----
Gordon F. Lee          50          President, Secretary, Treasurer, Director      Annual


The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Gordon Lee                 25%


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

Gordon F. Lee has been the President and sole Director the Company since March 28, 2000. From 1991 to March 1998, Mr. Lee served as the President of USA Video Corporation, one of the first companies to offer video on demand and high quality digitizing and compression services. From March 1998 to March 1999, Mr. Lee served as the President of Glass Master Industries, a company working on the development of a bullet resistant glass coating technology, which was eventually sold off to other companies for commercial development. From March 1999 through the present, Mr. Lee has served as President of Bentley Communications Corp., an online-gaming company. From March 2000 to present, Mr. Lee continues to serve as Bentley's CEO and Chairman. Mr. Lee has also served in the past five years on the Board of Directors of companies such as Laser Vision Inc. and Future Media Technologies.

(e) Directors' Compensation

Directors who are also officers of the registrant do not receive cash compensation for services as a director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16-a-3(e) and Form 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, the registrant is aware that Gordon F. Lee, its sole officer and director, failed to timely file a Form 4 for the acquisition of 400,000 shares on July 12, 2002. The Form 4 was subsequently filed to report this transaction. 200,000 shares were subsequently cancelled. The registrant believes all other required reports were made during the fiscal year ended December 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION

(a) Compensation.

This table sets forth all compensation paid by the Company for all services provided up to December 31, 2002 to each of its executive officers.

                                    SUMMARY COMPENSATION TABLE
                                            ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                                            -------------------                          ----------------------
NAME AND
PRINCIPAL                             SALARY        BONUS              OTHER             RESTRICTED STOCK
POSITION                YEAR            $             $          ANNUAL COMPENSATION          AWARDS
--------                ----          ------        -----        -------------------          ------
Gordon Lee,             2002            0             0                0                      200,000(1)
President,
Treasurer,
Secretary, and          2001            0             0                0                      0
Director


----------------
(1) These shares were issued as partial compensation for services rendered by Mr. Lee as President and Secretary of the company from July 1, 2000 to June 30, 2002. These shares were valued at $100,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) This table sets out beneficial owners of five percent (5%) or greater of the Company's common stock. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the registrant's common stock known by the registrant based upon 6,350,000 shares outstanding at December 31, 2002.

                                                                       AMOUNT OF BENEFICIAL
TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER                 INTEREST                 PERCENT OF CLASS
                        ------------------------------------                 --------                 ----------------
Common                 Gordon F. Lee                                         4,677,000                 74%
                       11301 Olympic Boulevard, Suite 680
                       Los Angeles, CA 90064


b) The following table sets forth information with respect to the Company's common stock beneficially owned by each officer and director, and by all directors and officers as a group, at December 31, 2002.

                                AMOUNT OF BENEFICIAL
TITLE OF CLASS            NAME AND ADDRESS OF BENEFICIAL OWNER                INTEREST                 PERCENT OF CLASS
                          ------------------------------------                --------                 ----------------
Common                    Gordon F. Lee
                          11301 Olympic Boulevard, Suite 680
                          Los Angeles, CA 90064                               4,677,000                  74%
                                                                              ---------

Total as a group                                                              4,677,000                  74%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's President and principal shareholder has advanced $35,945 and $10,624 to the Company as of December 31, 2002 and 2001, respectively. No formal repayment terms or arrangements exist.


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

Exhibit
Number                     Description of Document
------                     -----------------------

3.1 (a)                    Articles of Incorporation of the registrant
3.2 (a)                    By-laws of the registrant
4.1 (a)                    Form of Common Stock
10.2 (b)                   2001 Non-Qualified Stock Compensation Plan
99.1                       Certification

(a) Included as an Exhibit to the registration statement on the Company's Form 10-SB dated September 15, 2000
(b) Included as an Exhibit to the Company's Form S-8 filed December 11, 2001

             (B) Reports on Form 8-K.

The Company did not file any current reports on Form 8-K during the fourth quarter of 2002.

ITEM 14.  CONTROLS AND PROCEDURES

(a) The Chief Executive Officer and the Chief Financial Officer has within 90 days of the filing date of this annual report made an evaluation of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, as amended). In his opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in the Company's disclosure controls and procedures.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls since the last evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 23, 2003                             American IDC Corp.

                                                  /s/ Gordon F. Lee
                                                  ------------------------------
                                                  Gordon F. Lee
                                                  President and Treasurer
                                                  (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                             TITLE                   DATE
                                 -----                   ----

/s/ Gordon F. Lee                Director                April 23, 2003
------------------------
Gordon F Lee

                                 Certifications


I, Gordon F. Lee, President and Treasurer (Principal Financial Officer), certify that:

1. I have reviewed this annual report on Form 10-KSB of American IDC Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003

/s/Gordon F. Lee
----------------
Gordon F. Lee
President and Treasurer (Principal Financial Officer)

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2002 AND 2001

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                               AMERICAN IDC CORP.

                               AMERICAN IDC CORP.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants...........................F-3

Balance Sheets at December 31, 2002 and 2001.................................F-4

Statements of Losses for the two years ended December 31, 2002 and 2001 and the period June 3, 1997 (date of inception) to December 31, 2002.........F-5

Statements of Deficiency in Stockholders' Equity for the period
June 3, 1997 (date of inception) to December 31, 2002........................F-6

Statements of Cash Flows for the two years ended December 31, 2002 and 2001 and the period June 3, 1997 (date of inception) to
December 31, 2002............................................................F-7

Notes to Financial Statements.........................................F-8 - F-16

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
American IDC Corp.
Los Angeles, CA 90064


We have audited the accompanying balance sheets of American IDC Corp. (formerly Future Projects VIII Corp.), a development-stage company, as of December 31, 2002 and 2001 and the related statements of losses, deficiency in stockholders' equity and cash flows for the years then ended and for the period June 3, 1997 (date of inception) through December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American IDC Corp. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and from June 3, 1997 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note H to the accompanying financial statements, the Company is in the development stage and has not established a source of revenues. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                  -------------------------------------------
                                      Russell Bedford Stefanou Mirchandani LLP
                                      Certified Public Accountants
McLean, Virginia
April 11, 2003


                                              AMERICAN IDC CORP.
                                         (A DEVELOPMENT-STAGE COMPANY)
                                                BALANCE SHEETS
                                          DECEMBER 31, 2002 AND 2001

                                                                               2002             2001
                                                                               ----             ----
ASSETS
 CURRENT ASSETS:
 Cash and equivalents                                                        $      --       $      10
 Prepaid expenses and deposits                                                      --          61,234
                                                                             ----------      ----------
 Total current assets                                                               --          61,244

 Total Assets                                                                $      --       $  61,244
                                                                             ==========      ==========


 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Cash disbursed in excess of available funds                                 $     434       $      --
 Accounts payable and accrued expenses                                          99,922          23,443
 Advances from related parties (Note B)                                         35,945          10,624
                                                                             ----------      ----------
 Total current liabilities                                                     136,301          34,067


 COMMITMENTS AND CONTINGENCIES (Note G)                                             --              --

 DEFICIENCY IN STOCKHOLDERS' EQUITY
 Common stock, par value $.001 per share; 50,000,000 shares authorized;
6,350,000 and 5,200,000 shares issued and outstanding
at December 31, 2002 and 2001, respectively (Note C)                             6,350           5,200
 Additional paid-in-capital                                                    734,240          81,800
 Common stock subscription                                                     (20,000)             --
 Accumulated deficit during development stage                                 (856,891)        (59,823)
                                                                             ----------      ----------
 Deficiency in stockholder's equity                                           (136,301)         27,177
                                                                             ----------      ----------
                                                                             $      --       $  61,244
                                                                             ==========      ==========

                                See accompanying notes to financial statements


                                                   AMERICAN IDC CORP.
                                              (A DEVELOPMENT-STAGE COMPANY)
                                                  STATEMENTS OF LOSSES

                                                                                          For the period from
                                                         For the year ended December 31,   June 3, 1997 (date
                                                                                         of inception) through
                                                            2002                2001        December 31, 2002
                                                            ----                ----        -----------------
Costs and Expenses:
Selling, General and Administrative                      $   797,068       $    41,313       $   856,891
                                                         ------------      ------------      ------------

Total Operating Expense                                      797,068            41,313           856,891


Loss from Operations                                        (797,068)          (41,313)         (856,891)


Provision for Income Tax                                          --                --                --
                                                         ------------      ------------      ------------

Net Loss                                                 $  (797,068)      $   (41,313)      $  (856,891)
                                                         ============      ============      ============

Loss per common share (basic and assuming dilution)
(Note F)                                                 $     (0.14)      $     (0.01)      $     (0.17)
                                                         ============      ============      ============


Weighted average common shares outstanding                 5,499,315         5,106,319         5,114,787


                                     See accompanying notes to financial statements.


                                                   AMERICAN IDC CORP.
                                              (A DEVELOPMENT-STAGE COMPANY)
                                    STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002


                                                                                                          Deficit
                                                                                                         Accumulated
                                                                             Additional      Common        During
                                                     Common       Stock        Paid in        Stock      Development
                                                     Shares       Amount       Capital     Subscription     Stage          Total
                                                    ----------   ----------   ----------    -----------    ----------    ----------
Issuance of common stock to Founders
in June 1997 in exchange for services at
$.0004 per share (Note C)                           5,000,000    $   5,000    $  (3,000)    $       --     $      --     $   2,000
Net Loss                                                   --           --           --             --        (2,000)       (2,000)
                                                    ----------   ----------   ----------    -----------    ----------    ----------
BALANCE AT DECEMBER 31, 1997                        5,000,000        5,000       (3,000)            --        (2,000)           --
                                                    ==========   ==========   ==========    ===========    ==========    ==========
Net loss                                                   --           --           --             --            --            --
                                                    ----------   ----------   ----------    -----------    ----------    ----------
 BALANCE AT DECEMBER 31, 1998                       5,000,000    $   5,000    $  (3,000)    $       --     $  (2,000)    $      --
                                                    ==========   ==========   ==========    ===========    ==========    ==========
Net loss                                                   --           --           --             --          (800)         (800)
                                                    ----------   ----------   ----------    -----------    ----------    ----------
 BALANCE AT DECEMBER 31, 1999                       5,000,000    $   5,000    $  (3,000)    $       --     $  (2,800)    $    (800)
                                                    ==========   ==========   ==========    ===========    ==========    ==========
Issuance of common stock to consultants in
September 2000 in exchange for
services at $.10 per share (Note C)                   100,000          100        9,900             --            --        10,000
Net loss                                                   --           --           --             --       (15,710)      (15,710)
                                                    ----------   ----------   ----------    -----------    ----------    ----------
 BALANCE AT DECEMBER 31, 2000                       5,100,000    $   5,100    $   6,900     $       --     $ (18,510)    $  (6,510)
                                                    ==========   ==========   ==========    ===========    ==========    ==========
Issuance of common stock to consultants in
December 2001 at $.75 per share in
exchange for prepaid service fees (Note C)            100,000          100       74,900             --            --        75,000
Net loss                                                   --           --           --             --       (41,313)      (41,313)
                                                    ----------   ----------   ----------    -----------    ----------    ----------
 BALANCE AT DECEMBER 31, 2001                       5,200,000    $   5,200    $  81,800     $       --     $ (59,823)    $  27,177
                                                    ==========   ==========   ==========    ===========    ==========    ==========
 Issuance of common stock to consultants
in July 2002 in exchange for
services at $.50 per share (Note C)                   300,000          300      149,700             --            --       150,000
 Issuance of common stock to consultants in
October 2002 in exchange for
services at $.85 per share (Note C)                   300,000          300      254,700             --            --       255,000
 Shares issued in October 2002 for cash at $.30
per share, net of costs (Note
C)                                                    100,000          100       29,890             --            --        29,990
 Issuance of common stock to consultants in
November 2002 in exchange for
services at $.35 per share (Note C)                   110,000          110       38,390             --            --        38,500
 Issuance of common stock to consultants in
December 2002 in exchange for
services at $.43 per share (Note C)                   240,000          240      102,960             --            --       103,200
 Shares issued in December 2002 for cash at $.25
per share (Note C)                                    100,000          100       24,900             --            --        25,000
 Stock options issued in exchange for services
rendered (Note D)                                          --           --       51,900             --            --        51,900

 Common stock subscription (Note C)                        --           --           --        (20,000)           --       (20,000)

 Net loss                                                  --           --           --             --      (797,068)     (797,068)
                                                    ----------   ----------   ----------    -----------    ----------    ----------
 BALANCE AT DECEMBER 31, 2002                       6,350,000    $   6,350    $ 734,240     $  (20,000)    $(856,891)    $(136,301)
                                                    ==========   ==========   ==========    ===========    ==========    ==========

                                         See accompanying notes to financial statements

                                                   AMERICAN IDC CORP.
                                              (A DEVELOPMENT-STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS


                                                                                                   For the period
                                                                                                  from June 3, 1997
                                                                                                      (date of
                                                               For the year Ended December 31,   inception) through
                                                                   2002               2001        December 31, 2002
                                                                   ----               ----        -----------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                       $(797,068)        $ (41,313)        $(856,891)
Adjustments to reconcile net loss from development stage
operations to cash used for operating activities
Common stock issued in exchange for services rendered
(Note C)                                                           546,700                --           558,700
Stock options issued in exchange for services rendered
(Note D)                                                            51,900                --            51,900
Write off prepaid service fees previously paid by common
stock                                                               61,234            13,766            75,000
Changes in assets and liabilities:
Cash disbursed in excess of available fund                             434                --               434

Accounts payable and accrued expenses                               76,479            23,443            99,922
                                                                 ----------        ----------        ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (60,321)           (4,104)          (70,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs (Note C)           34,990                --            34,990
Proceeds from (repayments to) related parties advances              25,321             4,114            35,945
                                                                 ----------        ----------        ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 60,311             4,114            70,935


NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                        (10)               10                --


Cash and cash equivalents at the beginning of the period                10                --                --

Cash and cash equivalents at the end of the period               $      --         $      10         $      --
                                                                 ----------        ----------        ----------

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                         $      --         $      --         $      --
Cash paid during the period for income taxes                     $      --         $      --         $      --
Common stock issued for services (Note C)                        $ 546,700         $      --         $ 558,700
Stock options issued in exchange for services rendered
(Note D)                                                         $  51,900         $      --         $  51,900
Common stock issued in exchange for prepaid service fees
(Note C)                                                         $      --         $  75,000         $  75,000

                                     See accompanying notes to financial statements

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

On June 3, 1997, American IDC Corp. (formerly Future Projects VIII Corp.) (the "Company") was incorporated under the laws of the state of Florida. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing an Internet Data Center business. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2002, the Company has accumulated losses of $856,892.

Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Long-Lived Assets
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes
------------

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share
-------------------------

The Company computes earnings per share under Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2002 and 2001, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition
-------------------

The Company will follow a policy of recognizing income as revenue in the period the services are provided and the products shipped.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended December 31, 2002 and 2001, and for the period from June 3, 1997 (date of inception) to December 31, 2002.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and development costs during the years ended December 31, 2002 and 2001, and for the period from June 3, 1997 (date of inception) to December 31, 2002.

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $856,891 from its inception through December 31, 2002. The Company's current liabilities exceeded its current assets by $136,301 as of December 31, 2002.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003. The Company does not have any awards of stock-based employee compensation outstanding at December 31, 2002.

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's financial statements.

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's financial statements.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE B - RELATED-PARTY TRANSACTIONS

The Company's President and principal shareholder has advanced $35,945 and $10,624 to the Company as of December 31, 2002 and 2001, respectively. No formal repayment terms or arrangements exist.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2002 and 2001, the Company has issued and outstanding 6,350,000 and 5,200,000 shares of common stock outstanding, respectively.

On June 3, 1997, the Company issued 5,000,000 shares of common stock to its founders for services and expenses in connection with services provided and expenses incurred in forming the Company.

In September 2000, the Company issued 100,000 shares of common stock to a consultant for services in the amount of $10,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In December 2001, the Company issued 100,000 shares of common stock to a consultant in exchange for prepaid services fees of $75,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

For the year ended December 31, 2002, the Company issued an aggregate of 950,000 shares of common stock to consultants for services in the amount of $546,700. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 100,000 shares of common stock to a investor in exchange for $29,990, net of costs and fees. In December 2002, an investor agreed to purchase 100,000 shares of the Company's common stock in the amount of $25,000. As of December 31, 2002, the Company received $5,000 proceeds from the stock subscription and the remaining $20,000 was recorded as stock subscription receivable.

NOTE D - NON-EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed to a non-employee.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE D - NON-EMPLOYEE STOCK OPTIONS (CONTINUED)

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
               $1.50           100,000                3.0               $ 1.50        100,000          $ 1.50
               $0.50           200,000                2.0               $ 0.50        200,000          $ 0.50
                               -------                ---               ------        -------          ------
                               300,000                2.3               $ 0.83        300,000          $ 0.83

Transactions involving options issued to non-employees are summarized as follows:

                                                         Weighted Average
                                      Number of Shares   Price Per Share
                                      ----------------   ---------------
Outstanding at January 1, 2001
   Granted                                          --           $  --
   Exercised                                        --              --
   Canceled or expired                              --              --
                                               -------           -----
Outstanding at December 31, 2001                    --              --
   Granted                                     300,000            0.83
   Exercised                                        --              --
   Canceled or expired                              --              --
                                               -------           -----
Outstanding at December 31, 2002               300,000           $0.83
                                               =======           =====

The estimated value of the options granted to consultants was determined using the Black-Scholes option pricing model and the following assumptions: contractual term of 2 and 4 years, a risk free interest rate of 1.67%, a dividend yield of 0% and volatility of 26%. The amount of the expense charged to operations in connection with granting the options was $51,900 and $0 for the year ended December 31, 2002 and 2001, respectively.

NOTE E - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $856,000, which expire through 2022, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $291,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE E - INCOME TAXES (CONTINUED)

Components of deferred tax assets as of December 31, 2002 are as follows:

          Non Current:
                 Net operating loss carryforward                  $ 291,000
                 Valuation allowance                               (291,000)
                                                                  ----------
                 Net deferred tax asset                           $       -
                                                                  ==========

NOTE F - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                                           For the period from June
                                                                               3, 1997 (date of
                                                                               inception) through
                                                   2002            2001       December 31, 2002
                                                   ----            ----       -----------------
Net loss available to common shareholders       $ (797,068)     $ (41,313)         $  (856,891)
                                                ===========     ==========         ============
Basic and fully diluted loss per share          $    (0.14)     $   (0.01)         $     (0.17)
                                                ===========     ==========         ============
Weighted average common shares outstanding       5,499,315      5,106,319            5,114,787
                                                ===========     ==========         ============

NOTE G - COMMITMENTS AND CONTINGENCIES

Consulting Agreements
---------------------

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation
----------

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE H - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period June 3, 1997 through December 31, 2002, the Company has incurred a loss of $856,891. In addition, the Company has a deficiency in stockholders' equity of $136,301 at December 31, 2002. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE H - GOING CONCERN MATTERS (CONTINUED)

In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.