Form 10QSB
period 2003-03-31
AMERICAN IDC CORP
filed 2003-05-21
CIK 1123448

                                  FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)

         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

         [   ]    TRANSITION REPORT UNDER SECTION 13 of 15(d) OF
                  THE EXCHANGE ACT

For the transition period from ___________________ to __________________

Commission file number:  000-31541

                               AMERICAN IDC CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Florida                                     65-0941058
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (IRS Employee Identification No.)
 incorporation or organization)

            11301 Olympic Boulevard, Suite 680, Los Angeles, CA 90064
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 445-2599
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]          No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                  11,655,000
(Class)                                         (Outstanding as of May 19, 2003)

Transitional Small Business Disclosure Format (check one); ________   __________

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII, CORP)

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2003


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                Condensed Balance Sheets:
                March 31, 2003 and December 31, 2002

                Condensed Statements of Losses:
                Three Months Ended March 31, 2003 and 2002
                For the Period June 3, 1997 (Date of Inception) through March 31, 2003

                Condensed Statements of Deficiency in Stockholders' Equity For the period June 3, 1997 (Date of Inception) through March 31, 2003

                Condensed Statements of Cash Flows:
                Three Months Ended March 31, 2003 and 2002
                For the Period June 3, 1997 (Date of Inception) through March 31, 2003

                Notes to Unaudited Condensed Financial Information:
                March 31, 2003

         Item 2.  Plan of Operation

         Item 3. Controls and Procedures

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                                          AMERICAN IDC CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                                       CONDENSED BALANCE SHEETS

                                                                (Unaudited)            (Audited)
                                                               March 31, 2003       December 31,2002
                                                               --------------       ----------------
 ASSETS
 CURRENT ASSETS:
 Cash and equivalents                                           $        439           $         -
 Prepaid expenses and deposits                                             -                     -
                                                                -------------          ------------
 Total current assets                                                    439                     -


 Total Assets                                                   $        439           $         -
                                                                =============          ============

 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Cash disbursed in excess of available fund                     $         -            $       435
 Accounts payable and accrued expenses                               100,622                99,922
 Advances from related parties                                        80,582                35,945
                                                                -------------          ------------
 Total current liabilities                                           181,205               136,302


 COMMITMENTS AND CONTINGENCIES                                             -                     -

 DEFICIENCY IN STOCKHOLDERS' EQUITY
 Common stock, par value $.001 per share; 50,000,000 shares
   authorized; 10,145,000 and 6,350,000 shares issued and
   outstanding at March 31, 2003 and December 31, 2002,
   respectively.                                                      10,145                 6,350
 Additional paid-in-capital                                          979,108               734,240
 Common stock subscription                                           (17,500)              (20,000)
 Accumulated deficit during development stage                     (1,152,518)             (856,892)
                                                                -------------          ------------
 Deficiency in stockholder's equity                                 (180,765)             (136,302)
                                                                -------------          ------------
                                                                $        439           $         -
                                                                =============          ============

   See accompanying footnotes to the unaudited condensed financial information



                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                          For the Three Months Ended March 31           For the period from
                                                                                       June 3, 1997 (Date of
                                                                                         Inception) through
                                                          2003            2002            March 31, 2003
                                                          ----            ----            --------------
Costs and Expenses:
 Selling, General and Administrative                $    295,626     $     27,428       $     1,152,518
                                                    -------------    -------------      ----------------
Total Operating Expense                                  295,626           27,428             1,152,518


Loss from Operations                                    (295,626)         (27,428)           (1,152,518)


Provision for Income Tax                                       -                -                     -
                                                    -------------    -------------      ----------------
Net Loss                                            $   (295,626)    $    (27,428)      $    (1,152,518)
                                                    =============    =============      ================
Loss per common share (basic and assuming
dilution)                                           $     (0.04)     $      (0.01)      $         (0.22)


Weighted average common shares outstanding            7,265,389         5,200,000             5,205,700


   See accompanying footnotes to the unaudited condensed financial information



                                                    AMERICAN IDC CORP.
                                              (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2003

                                                                                               Deficit
                                                                                             Accumulated
                                                                Additional      Common         During
                                      Common        Stock        Paid in         Stock       Development
                                      Shares        Amount       Capital      Subscription      Stage          Total
                                   ------------  ------------  ------------   ------------   ------------   ------------
Issuance of common stock to
  Founders in June 1997 in
  exchange for services at
  $.0004 per share                 $ 5,000,000   $     5,000   $    (3,000)   $        --    $        --    $     2,000
Net Loss                                    --            --            --             --         (2,000)        (2,000)
                                   ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1997         5,000,000         5,000        (3,000)            --         (2,000)            --
                                   ============  ============  ============   ============   ============   ============
Net loss                                    --            --            --             --             --             --
                                   ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1998         5,000,000         5,000   $    (3,000)   $        --    $    (2,000)   $        --
                                   ============  ============  ============   ============   ============   ============
Net loss                                    --            --            --             --           (800)          (800)
                                   ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1999         5,000,000         5,000   $    (3,000)   $        --    $    (2,800)   $      (800)
                                   ============  ============  ============   ============   ============   ============
Issuance of common stock to
  consultants in September 2000
  in exchange for services at
  $.10 per share                       100,000           100         9,900             --             --         10,000
Net loss                                    --            --            --             --        (15,710)       (15,710)
                                   ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2000         5,100,000   $     5,100   $     6,900             --    $   (18,510)   $    (6,510)
                                   ============  ============  ============   ============   ============   ============
Issuance of common stock to
  consultants in December 2001
  at $.75 per share in exchange
  for prepaid service fees             100,000           100        74,900             --             --         75,000
Net loss                                    --            --            --             --        (41,313)       (41,313)
                                   ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2001         5,200,000         5,200   $    81,800             --    $   (59,823)   $    27,177
                                   ============  ============  ============   ============   ============   ============
Issuance of common stock to
  consultants in July 2002 in
  exchange for services at $.50
  per share                            300,000           300       149,700             --             --        150,000
Issuance of common stock to
  consultants in October 2002
  in exchange for services at
  $.85 per share                       300,000           300       254,700             --             --        255,000
Shares issued in October 2002
  for cash at $.30 per share,
  net of costs                         100,000           100        29,890             --             --         29,990
Issuance of common stock to
  consultants in November 2002
  in exchange for services at
  $.35 per share                       110,000           110        38,390             --             --         38,500
Issuance of common stock to
  consultants in December 2002
  in exchange for services at
  $.43 per share                       240,000           240       102,960             --             --        103,200
Shares issued in December 2002
  for cash at $.25 per share           100,000           100        24,900             --             --         25,000
Stock options issued in exchange
  for services rendered                     --            --        51,900             --             --         51,900
Common stock subscription                   --            --            --        (20,000)            --        (20,000)
Net loss                                    --            --            --             --       (797,068)      (797,068)
                                   ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2002         6,350,000         6,350   $   734,240        (20,000)   $  (856,891)   $  (136,301)
                                   ============  ============  ============   ============   ============   ============
Issuance of common stock to
  consultants in January 2003
  in exchange for services at
  approximately $.30 per share         495,000           495       149,168             --             --        149,663
Issuance of common stock to
  consultants in March 2003
  in exchange for services at
  approximately $.03 per share       3,300,000         3,300        95,700             --             --         99,000
Common stock subscription                   --            --            --          2,500             --          2,500
Net loss                                    --            --            --             --       (295,626)      (295,626)
                                   ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT MARCH 31, 2003           10,145,000   $    10,145   $   979,108    $    17,500    $ 1,125,518    $  (180,765)
                                   ============  ============  ============   ============   ============   ============


                       See accompanying footnotes to the unaudited condensed financial information




                                          AMERICAN IDC CORP.
                                     (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                                       For the period
                                                                                      from June 3, 1997
                                                               For the Three Months       (date of
                                                                  Ended March 31      inception) through
                                                               2003           2002      March 31, 2003
                                                           ------------   ------------   ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                 $  (295,627)   $   (27,428)   $(1,152,518)
Adjustments to reconcile net loss from development stage
  operations to cash used for operating activities

Common stock issued in exchange for services rendered          248,663             --        807,363
Stock options issued in exchange for services rendered              --             --         51,900
Write off prepaid service fees previously paid by common
  stock                                                             --             --         75,000
Changes in assets and liabilities:
  Prepaid expenses and deposits                                     --         22,240             --
  Cash disbursed in excess of available fund                      (435)             5             --
  Accounts payable and accrued expenses                          1,000          5,063        100,622
                                                           ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (46,399)          (120)      (117,633)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock, net of costs                 2,500             --         37,490
Proceeds from (repayments to) related parties advances          44,338            110         80,582
                                                           ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             46,838            110        118,072

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                    439            (10)           439

Cash and cash equivalents at the beginning of the period            --             10             --
                                                           ------------   ------------   ------------
Cash and cash equivalents at the end of the period         $       439    $        --    $       439
                                                           ============   ============   ============

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for interest                 $        --    $        --    $        --
  Income taxes paid                                        $        --    $        --    $        --
  Common stock issued for services                         $   248,663    $        --    $   807,363
  Stock options issued in exchange for services rendered            --    $        --    $    51,900
  Common stock issued in exchange for prepaid expenses     $        --    $        --    $    75,000


              See accompanying footnotes to the unaudited condensed financial information

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

On June 3, 1997, American IDC Corp. (formerly Future Projects VIII Corp.) (the "Company") was incorporated under the laws of the state of Florida. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing an Internet Data Center business. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2003, the Company has accumulated losses of $1,152,518.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the quarter ended March 31, 2003. The Company does not have any awards of stock-based employee compensation outstanding as of March 31, 2003.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements
-----------------------------

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


NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2003 and December 31, 2002, the Company has issued and outstanding 10,145,000 and 6,350,000 shares of common stock outstanding, respectively.

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

In July 2002, the Company issued an aggregate of 300,000 shares of common stock to consultants in exchange for prepaid services fees of $150,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In October 2002, the Company issued an aggregate of 300,000 shares of common stock to consultants in exchange for prepaid services fees of $255,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In October 2002, the Company issued 100,000 shares of common stock to an investor in exchange for $29,990, net of costs and fees.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE B - CAPITAL STOCK (CONTINUED)

In November 2002, , the Company issued an aggregate of 110,000 shares of common stock to consultants in exchange for prepaid services fees of $38,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In December 2002, , the Company issued an aggregate of 240,000 shares of common stock to consultants in exchange for prepaid services fees of $103,200. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In December 2002, an investor agreed to purchase 100,000 shares of the Company's common stock in the amount of $25,000. As of December 31, 2002, the Company received $5,000 of proceeds from the stock subscription and the remaining $20,000 was recorded as stock subscription receivable. In March 2003, the Company received additional $2,500 of proceeds, stock subscription receivable amounted $17,500 as of March 31, 2003.

In January 2003, the Company issued an aggregate of 495,000 shares of common stock to consultants in exchange for prepaid services fees of $149,663. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In March 2003, the Company issued an aggregate of 3,300,000 shares of common stock to consultants in exchange for prepaid services fees of $99,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.


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

During the three months ended March 31, 2003, the Company received no revenue, incurred expenses of $295,626 stemming from general, selling, and administrative expenses. The Company incurred a total loss of $295,626 for the three month period ending March 31, 2003 compared to a loss of $27,428 for the same period ended 2002. The Company has continued to suffer losses during three months ending March 31, 2003. Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing information technology solutions may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be launched. Considering the present attitude of the investment community toward solely-internet related enterprises, management does not anticipate that it will be able to obtain this additional capital.

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

Consequently, the Company's management believes it is in the best interest of the Company's shareholders to discontinue its current business and attempt to acquire a new business which may provide more value to the Company's shareholders. To further this objective the Company announced its intention to enter the online dating and matchmaking services industry and has arranged several initiatives to further this purpose.

The Company believes pursuing this new business will enable it to benefit from the present slowing stock market and will help it to attract new investors and increase shareholder value.

American Interactive Digital Concepts Corporation (AmericanIDC) develops online businesses and branded software products of its own, as well as providing custom software and marketing for other businesses that want a robust, dynamic, Internet presence. This includes sophisticated database driven ecommerce websites, such as online dating; as well as custom Internet presences developed and managed using any web browser.

ONLINE DATING - LAUNCH OF MYCOFFEEDATE.COM

Online dating has become the Internet's third most popular application according to recent articles in the Wall Street Journal and CNBC News. Over 17 million people visited online personal web sites in January 2003; according to research firm Jupiter/Media Metrix, up from 11 million in June '02. Nearly one in five men online say they do some window-shopping on the personals at least once a month.

While it is said that "money can't buy you love," it turns out that the search for love is something people want to buy online. While 17 million people are currently visiting online dating sites, 83 million singles represent new potential customers for this unique way of finding that special someone. Moreover, with a significant new feature set, some of the 17 million can also be attracted to a new site.

One of the problems most all-online dating services and their customers face is how to arrange and facilitate that important first meeting. AmericanIDC launched MyCoffeedate.com in mid-May 2003 to allow people to be able to meet at a safe, easily accessible, inexpensive location - at coffee shops located throughout every community in the USA. MyCoffeeDate.com is the first of several online dating businesses American IDC is planning to launch over the next year.

EASY TO USE WEBSITE SOLUTIONS - LAUNCH OF EZWEBCRAFTER

There are two general areas individuals, organizations and businesses contemplating having, or that already have a website must deal with. The first is building the site and the second is maintaining and updating it from time to time. Typically building a site has involved either hiring consultants or acquiring and learning site design and development application software. Updates to the site have necessitated having consultants revise, delete or add information or features to the site, or doing it oneself by accessing it through site development software. These have not been inexpensive procedures, either in time or money.
For these reasons, American IDC developed software that enables just about anyone to create and manage feature-rich and flexible database driven website solutions using the popular web browsers. Websites are built and managed through the ordinary browser window on their PC. No additional software or consultants are necessary. Sites will be hosted on American IDC's servers for either an annual or monthly fee.

CUSTOM SOFTWARE - COMPLEX ONLINE DATABASE SOLUTIONS MADE SIMPLE

American IDC has recruited a cadre of experienced and talented software developers in Eastern Europe that enable it to rapidly and inexpensively produce custom solutions for clients on a work-for-hire basis. An example of a contract it just received is to provide an online, real time, barter exchange for the USA subsidiary of the world's largest barter company.

BRANDED PRODUCTS - ONLINE BUSINESSES

There are vast markets for specific online software programs for a variety of applications, such as: travel and tourism, gaming and gambling, dating and matchmaking, real estate and business brokering, and adult entertainment. As American IDC develops custom applications for its clients, it will also develop its own proprietary branded products to market to others, or to enter into the business itself. MyCoffeedate.com and Ezwebcrafter.com are examples of this.

MARKETING SUPPORT - CREATIVE TALENT POOL

As part of its talent pool, and in addition to its programmers, American IDC retains a number of graphic and website designers, illustrators and copywriters. This enables it to quickly provide the creative talent necessary to rapidly produce websites, as well as marketing support for its clients and its own business units.

Item 3.  Controls and Procedures.

(a) On March 31, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

           NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE

ITEM 5.    OTHER INFORMATION

           NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                              No.      Description
                              ---      -----------
                              99.1     Certification of Gordon Lee Pursuant to
                                       Section 906 of the Sarbanes-Oxley Act of
                                       2002 (filed herewith).

                  (b) Reports on Form 8-K filed during the three months ended March 31, 2003.

                           NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2003.                  American IDC Corp.


                                      /s/ Gordon F. Lee
                                      --------------------------------------
                                      Name: Gordon F. Lee
                                      Title: President, Principal Accounting
                                             Officer and Director

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

Date: May 20, 2003

                                         /s/ Gordon F. Lee
                                         ---------------------------------------
                                         Name: Gordon F. Lee
                                         Title: President, Principal Accounting
                                                Officer and Director