Form 10QSB
period 2003-06-30
AMERICAN IDC CORP
filed 2003-08-14
CIK 1123448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                  For the quarterly period ended June 30, 2003

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

Yes      X                 No
     ---------                ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                           21,472,000
           (Class)                           (Outstanding as of August 14, 2003)

                               AMERICAN IDC CORP.
                      (Formerly FUTURE PROJECTS VIII, CORP)

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2003


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheets:
                  June 30, 2003 and December 31, 2002                          3

                  Condensed Statements of Losses:
                  Three and Six Months Ended June 30, 2003 and 2002
                  For the Period June 3, 1997 (Date of Inception)
                  through June 30, 2003                                        4

                  Condensed Statements of Deficiency in Stockholders'
                  Equity For the period June 3, 1997 (Date of Inception)
                  through June 30, 2003                                        5

                  Condensed Statements of Cash Flows:
                  Six Months Ended June 30, 2003 and 2002
                  For the Period June 3, 1997 (Date of Inception)
                  through June 30, 2003                                        6

                  Notes to Unaudited Condensed Financial Information:
                  June 30, 2003                                                7

         Item 2.  Managements Discussion and Analysis or Plan of Operation    11

         Item 3. Controls and Procedures                                      15

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           15

         Item 2.  Changes in Securities                                       15

         Item 3.  Defaults Upon Senior Securities                             15

         Item 4.  Submission of Matters to a Vote of Security Holders         16

         Item 5.  Other Information                                           16

         Item 6.  Exhibits and Reports on Form 8-K                            16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)

                                     AMERICAN IDC CORP.
                               (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED BALANCE SHEETS

                                                                June 30,       December 31,
                                                                  2003             2002
                                                              ------------     ------------
 ASSETS

OTHER ASSETS:
Restricted securities, at cost (Note C)                            33,000               --

 Total Assets                                                 $    33,000      $        --
                                                              ============     ============

 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Cash disbursed in excess of available fund                   $         7      $       435

 Accounts payable and accrued expenses                            110,953           99,922
 Deferred income (Note C)                                          33,000               --
                                                              ------------     ------------

 Advances from related parties (Note C)                            82,509           35,945
                                                              ------------     ------------

 Total current liabilities                                        224,469          136,302


COMMITMENTS AND CONTINGENCIES                                          --               --

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note B)
Common stock, par value $.001 per share; 50,000,000
shares authorized; 13,265,000 and 6,350,000 shares issued
and outstanding at June 30, 2003 and December 31, 2002,
respectively                                                       13,265            6,350

 Additional paid-in-capital                                     1,069,588          734,240

 Common stock subscription                                         38,600          (20,000)

 Deficit accumulated during development stage                  (1,314,922)        (856,892)
                                                              ------------     ------------

 Deficiency in stockholders' equity                              (193,469)        (136,302)
                                                              ------------     ------------
                                                              $    33,000      $        --
                                                              ------------     ------------

        See accompanying footnotes to the unaudited condensed financial information

                                             3

                                                    AMERICAN IDC CORP.
                                               (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED STATEMENTS OF LOSSES
                                                        (UNAUDITED)

                                                                                                            For the period
                                                                                                             from June 3,
                                                                                                             1997 (date of
                                                                                                               inception)
                                       Three Months Ended June 30           Six Months Ended June 30            through
                                          2003              2002             2003              2002          June 30, 2003
                                     -------------     -------------     -------------     -------------     -------------
Costs and Expenses:
 Selling, General and
   Administrative                    $    162,404      $     13,699      $    458,031      $     41,127      $  1,314,922
                                     -------------     -------------     -------------     -------------     -------------

Total Operating Expense                   162,404            13,699           458,031            41,127         1,314,922


Loss from Operations                     (162,404)          (13,699)         (458,031)          (41,127)       (1,314,922)


Provision for Income Tax                       --                --                --                --                --
                                     -------------     -------------     -------------     -------------     -------------
                                               --                --                --                --                --

Net Loss                             $   (162,404)     $    (13,699)     $   (458,031)     $    (41,127)     $ (1,314,922)
                                     =============     =============     =============     =============     =============

Loss per common share (basic and
assuming dilution)                   $      (0.01)     $      (0.00)     $      (0.05)     $      (0.01)     $      (0.24)
                                     =============     =============     =============     =============     =============

Weighted average common shares
outstanding                            11,231,703         5,200,000         9,259,503         5,200,000         5,452,712

                        See accompanying footnotes to the unaudited condensed financial information

                                                            4

                                                   AMERICAN IDC CORP.
                                              (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2003

                                                                                               Deficit
                                                                                             Accumulated
                                                                Additional      Common         During
                                      Common        Stock        Paid in         Stock       Development
                                      Shares        Amount       Capital      Subscription      Stage          Total
                                   ------------  ------------  ------------   ------------   ------------   ------------
Issuance of common stock to
  Founders in June 1997 in
  exchange for services at
  $.0004 per share                 $ 5,000,000   $     5,000   $    (3,000)   $        --    $        --    $     2,000
Net Loss                                    --            --            --             --         (2,000)        (2,000)
                                   ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1997         5,000,000         5,000        (3,000)            --         (2,000)            --
                                   ============  ============  ============   ============   ============   ============
Net loss                                    --            --            --             --             --             --
                                   ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1998         5,000,000         5,000   $    (3,000)   $        --    $    (2,000)   $        --
                                   ============  ============  ============   ============   ============   ============
Net loss                                    --            --            --             --           (800)          (800)
                                   ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1999         5,000,000         5,000   $    (3,000)   $        --    $    (2,800)   $      (800)
                                   ============  ============  ============   ============   ============   ============
Issuance of common stock to
  consultants in September 2000
  in exchange for services at
  $.10 per share                       100,000           100         9,900             --             --         10,000
Net loss                                    --            --            --             --        (15,710)       (15,710)
                                   ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2000         5,100,000   $     5,100   $     6,900             --    $   (18,510)   $    (6,510)
                                   ============  ============  ============   ============   ============   ============
Issuance of common stock to
  consultants in December 2001
  at $.75 per share in exchange
  for prepaid service fees             100,000           100        74,900             --             --         75,000
Net loss                                    --            --            --             --        (41,313)       (41,313)
                                   ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2001         5,200,000         5,200   $    81,800             --    $   (59,823)   $    27,177
                                   ============  ============  ============   ============   ============   ============
Issuance of common stock to
  consultants in July 2002 in
  exchange for services at $.50
  per share                            300,000           300       149,700             --             --        150,000
Issuance of common stock to
  consultants in October 2002
  in exchange for services at
  $.85 per share                       300,000           300       254,700             --             --        255,000
Shares issued in October 2002
  for cash at $.30 per share,
  net of costs                         100,000           100        29,890             --             --         29,990
Issuance of common stock to
  consultants in November 2002
  in exchange for services at
  $.35 per share                       110,000           110        38,390             --             --         38,500
Issuance of common stock to
  consultants in December 2002
  in exchange for services at
  $.43 per share                       240,000           240       102,960             --             --        103,200
Shares issued in December 2002
  for cash at $.25 per share           100,000           100        24,900             --             --         25,000
Stock options issued in exchange
  for services rendered                     --            --        51,900             --             --         51,900
Common stock subscription                   --            --            --        (20,000)            --        (20,000)
Net loss                                    --            --            --             --       (797,068)      (797,068)
                                   ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2002         6,350,000         6,350   $   734,240        (20,000)   $  (856,891)   $  (136,301)
                                   ============  ============  ============   ============   ============   ============
Issuance of common stock to
  consultants in January 2003
  in exchange for services at
  approximately $.30 per share         495,000           495       149,168             --             --        149,663
Issuance of common stock to
  consultants in March 2003
  in exchange for services at
  approximately $.03 per share       1,300,000         1,300        37,700             --             --         39,000
Issuance of common stock in
  March 2003 in exchange for
  start-up costs at $0.03 per
  share                              2,000,000         2,000        58,000             --             --         60,000
Issuance of common stock to
  consultants in May 2003 in
  exchange for services at
  approximately $.03 per share       1,510,000         1,510        43,790             --             --         45,300
Issuance of common stock to
  consultants in June 2003 in
  exchange for services at
  approximately $.03 per share         410,000           410        11,890             --             --         12,300
Issuance of common stock in
  June 2003 in exchange for
  start-up costs at $0.03 per
  share                              1,200,000         1,200        34,800             --             --         36,000
Common stock subscription                   --            --            --         58,600             --         58,600
Net loss                                    --            --            --             --       (458,031)      (458,031)
                                   ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT JUNE 30, 2003            13,265,000   $    13,265   $ 1,069,588    $    38,600    $(1,314,922)   $  (193,469)
                                   ============  ============  ============   ============   ============   ============

                       See accompanying footnotes to the unaudited condensed financial information

                                                           5

                                                  AMERICAN IDC CORP.
                                            (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                                 For the period from
                                                                                                June 3, 1997 (date of
                                                             For the six months ended June 30    inception) through
                                                                  2003             2002             June 30, 2003
                                                              ------------     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                    $  (458,031)     $   (41,127)         $(1,314,922)
Adjustments to reconcile net loss from development
  stage operations to cash used for operating activities:
Common stock issued in exchange for services rendered
  (Note B)                                                        246,263               --              804,963

Stock options issued in exchange for services rendered                 --               --               51,900
Common stock issued in exchange for start-up costs
  (Note B)                                                         96,000               --               96,000
Write off prepaid service fees previously paid by
  common stock                                                         --               --               75,000

Changes in assets and liabilities:                                     --               --                   --

Prepaid expenses and deposits                                          --           32,795                   --

Cash disbursed in excess of available fund                           (427)              --                    7

Accounts payable and accrued expenses                              11,031            8,163              110,953
                                                              ------------     ------------         ------------

NET CASH (USED IN) OPERATING ACTIVITIES                          (105,164)            (169)            (176,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs
  (Note B)                                                         58,600               --               93,590

Proceeds from (repayments to) related parties advances             46,564              165               82,509
                                                              ------------     ------------         ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         105,164              165              176,099


NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                        --               (4)                  --

Cash and cash equivalents at the beginning of the period               --               10                   --

Cash and cash equivalents at the end of the period            $        --      $         6          $        --
                                                              ------------     ------------         ------------


Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest                      $        --      $        --          $        --

Income taxes paid                                             $        --      $        --          $        --

Common stock issued for services                              $   246,263      $        --          $   804,963
Stock options issued in exchange for services rendered        $        --      $        --          $    51,900
Common stock issued in exchange for prepaid expenses          $        --      $        --          $    75,000
Common stock issued in exchange for start-up costs            $    96,000      $        --          $    96,000

                     See accompanying footnotes to the unaudited condensed financial information

                                                          6

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

On June 3, 1997, American IDC Corp. (the "Company") was incorporated under the laws of the state of Florida. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing an Internet Data Center business. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2003, the Company has accumulated losses of $1,314,922.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the quarter ended June 30, 2003. The Company does not have any awards of stock-based employee compensation outstanding as of June 30, 2003.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

New Accounting Pronouncements
-----------------------------

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.


NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2003 and December 31, 2002, the Company has issued and outstanding 13,265,000 and 6,350,000 shares of common stock, respectively.

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

In July 2002, the Company issued an aggregate of 300,000 shares of common stock to consultants in exchange for services fees of $150,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

In October 2002, the Company issued an aggregate of 300,000 shares of common stock to consultants in exchange for services fees of $255,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In October 2002, the Company issued 100,000 shares of common stock to an investor in exchange for $29,990, net of costs and fees.

In November 2002, the Company issued an aggregate of 110,000 shares of common stock to consultants in exchange for services fees of $38,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In December 2002, the Company issued an aggregate of 240,000 shares of common stock to consultants in exchange for services fees of $103,200. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In December 2002, an investor agreed to purchase 100,000 shares of the Company's common stock in the amount of $25,000. As of December 31, 2002, the Company received $5,000 of proceeds from the stock subscription and the remaining $20,000 was recorded as stock subscription receivable. In 2003, the Company received additional $13,600 of proceeds, stock subscription receivable amounted $6,400 as of June 30, 2003. In 2003, an investor agreed to purchase 90,000 shares of the Company's common stock in the amount of $45,000. As of June 30, 2003, the Company received $45,000 of proceeds from the stock subscription but common stock has not been issued. The Company recorded the $45,000 of proceeds received as stock subscription payable.

In January 2003, the Company issued an aggregate of 495,000 shares of common stock to consultants in exchange for services fees of $149,663. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In March 2003, the Company issued an aggregate of 1,300,000 shares of common stock to consultants in exchange for services fees of $39,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 2,000,000 shares of common stock at $0.03 per share to purchase a website domain which the Company plans to integrate to its future growth and development of online services and products. Valuation of common stock issued was based upon the value of the website domain acquired, which did not differ materially from the fair value of the Company's common stock during the same period. Start-up costs of $60,000 were charged to income during the period ended March 31, 2003.

In May 2003, the Company issued an aggregate of 1,510,000 shares of common stock to consultants in exchange for services fees of $45,300. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In June 2003, the Company issued additional 1,200,000 shares of common stock at $0.03 per share to purchase the website domain which the Company plans to integrate to its future growth and development of online services and products. Valuation of common stock issued was based upon the value of the website domain acquired, which did not differ materially from the fair value of the Company's common stock during the same period. Additional start-up costs of $36,000 were charged to income during the period ended June 30, 2003.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

In June 2003, the Company issued an aggregate of 410,000 shares of common stock to consultants in exchange for services fees of $12,300. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.


NOTE C - RELATED PARTY TRANSACTIONS

The Company's President and principal shareholder has advanced $82,509 and $10,624 to the Company as of June 30, 2003 and December 31, 2002, respectively. No formal repayment terms or arrangements exist.

In June 2003, the Company entered into a consulting agreement ("Agreement") with Bentley Communications Corp. ("Bentley"), an entity controlled by the Company's President. Pursuant to the Agreement, the Company received 10 million shares of Bentley's restricted common stock to provide consulting services to Bentley over a six-month period commencing July 1, 2003. The Company accounted for the shares received as restricted securities under Other Assets and recorded deferred income. The deferred income shall be recognized over the period covering the Agreement.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this Form 10-QSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and accompanying notes included in the Company's Annual Form 10-KSB for the year ended December 31, 2002.

GENERAL
-------

During the first half of fiscal 2003, American IDC began its efforts to build viable Internet businesses. One of its focuses is on the online dating industry. The online dating industry brings in more revenue than any other category of legitimate paid Web content, according to the August 2003 issue of B2B magazine. In fact, the New York Times on June 29, 2003 stated "Online dating is rapidly becoming a fixture of single life for adults of all ages, backgrounds and interests." It went on to point out that "More than 45 million Americans visited online dating sites last month, up from about 35 million at the end of 2002, according to comScore Media Metrix, a Web tracking service. Spending by subscribers on Web dating sites has soared, rising to a projected $100 million or more a quarter this year from under $10 million a quarter at the beginning of 2001, according to the Online Publishers Association."

STARTUP OF MYCOFFEEDATE.COM

MyCoffeeDate.com was acquired by the Company this year from Gerald R. Newman and Robert Schumacher for a total of 3.2 million shares of its common stock. The new MyCoffeedate.com community is envisioned to couple the phenomenal success of online dating with meetings at coffee shops. One of the problems most all-online dating services and their customers face is how to arrange and facilitate that important first meeting. MyCoffeedate.com will enable people to meet at a safe, easily accessible, inexpensive location - at coffee shops located throughout every community in the USA.

Further, the Company entered into a strategic alliance with Thunder Road, a firm that develops and markets dating sites to provide member profiles, custom software, customer support and online marketing for MyCoffeeDate.com. Thunder Road received one million shares of the Company's restricted stock and will receive 25% the membership revenue generated from MyCoffeeDate.com. It will also assist in developing some niche dating sites with the Company. MyCoffeeDate.com shares a database of approximately 350,000 people who submitted their profiles to MatchRanger.com, Thunder Road's primary dating site.

DIRECTORY LISTINGS

To provide an online, interactive, comprehensive directory and maps with directions to U.S. coffee houses and cafes, the Company entered into an affiliate agreement with SMARTpages.com, the leading source of online yellow pages. As part of the agreement, SMARTpages.com will provide the directory and the Company will receive a $0.03 commission each time a member of MyCoffeeDate.com clicks through to a coffee house listing.

ADVERTISING CAMPAIGN

In preparation for a fall 2003 launch, the Company developed the creative platform and materials for a forthcoming advertising campaign. The campaign, "When You're Tired of Just Looking at Pictures" focuses on the MyCoffeeDate.com proactive approach to matchmaking. It emphasizes how easy it is to use its website to find suitable people and, most important, setup initial meetings through its listings of local coffee shops.

Tim Neil, a Hollywood artist who has worked with major movie studios and television shows, has been retained to develop a series of romantically whimsical illustrations in a variety of styles for the advertisements. The advertising campaign is timed to begin after the completion of the beta test of MyCoffeedate.com's software, features and user comments.

MyCoffeeDate.com is the first of several online matchmaking businesses American IDC is planning to launch.

EASY TO USE WEBSITE SOLUTIONS - LAUNCH OF EZWEBCRAFTER

There are two general areas individuals, organizations and businesses contemplating having, or that already have a website must deal with. The first is building the site and the second is maintaining and updating it from time to time. Typically building a site has involved either hiring consultants or acquiring and learning site design and development application software. Updates to the site have necessitated having consultants revise, delete or add information or features to the site, or doing it oneself by accessing it through site development software. These have been expensive procedures, either in time or money.

For these reasons, American IDC developed software that enables users to create and manage feature-rich and flexible database driven website solutions using the popular web browsers. Websites are built and managed through the ordinary browser window on their PC. No additional software or consultants are necessary. Sites will be hosted on American IDC's servers for either an annual or monthly fee. The websites for AmericanIDC.com and BentleyCommunications.com, for example, are both built and maintained with this software.

CUSTOM SOFTWARE - COMPLEX ONLINE DATABASE SOLUTIONS MADE SIMPLE

American IDC has recruited a cadre of experienced and talented software developers in Eastern Europe that enable it to rapidly and inexpensively produce custom solutions for clients on a work-for-hire basis. An example of a contract it just received is to develop an online, real time, barter exchange for Bentley Communications Corporation, for which it received 10 million shares of Bentley common stock.

BRANDED PRODUCTS - ONLINE BUSINESSES

There are many markets for specific online software programs for a variety of applications, such as: travel and tourism, gaming and gambling, dating and matchmaking, real estate and business brokering, and adult entertainment. As American IDC develops custom applications for its clients, it will also develop its own proprietary branded products to market to others, or to enter into the business itself. MyCoffeedate.com and EZwebcrafter.com are examples of this.

MANAGEMENT AND CREATIVE TALENT POOL

In 2003 the Company retained Robert Schumacher, an internet and marketing executive, as chief operating officer to head a team that will manage its growth and development. Mr. Schumacher has launched a number of successful companies ranging from internet design, hosting and marketing, to online software, to the design of medical devices, as well as developing the marketing strategies and online presence for a host of other organizations. He has served as the senior manager with responsibility for the development of the Company's portal technologies, strategic alliances, and marketing strategy.

Mr. Schumacher's team of independent contractors includes programmers, graphic and website designers, illustrators and copywriters. This will enable the Company to quickly provide, on an as-needed basis, the creative talent necessary to rapidly produce websites, as well as marketing campaigns, advertising, public relations and support for its clients and its own business units.

Results of Operations
---------------------

THREE MONTHS ENDED JUNE 30, 2003 and 2002

REVENUES - There were no revenue for the three months ended June 30, 2003 and 2002. The Company is in the process of developing its online dating service and product formats discussed in section above.

COSTS AND EXPENSES - General costs and expenses increased from $13,699 for the three months ending June 30, 2002 to $162,404 for the same period ending in 2003. The increase is largely attributable to consulting and professional fees of which $57,600 was paid for with common stock of the Company. An additional $36,000 was paid for with common stock of the company for website construction of the Company's online dating service site.

SIX MONTHS ENDED JUNE 30, 2003 and 2002

REVENUES - There were no revenue for the three months ended June 30, 2003 and 2002. The Company is in the process of developing its online dating service and product formats discussed in section above.

COSTS AND EXPENSES - General costs and expenses increased from $41,127 for the six months ending June 30, 2002 to $458,031 for the same period ending in 2003. The increase is largely attributable to consulting and professional fees of which $243,263 was paid with common stock of the Company. An additional $96,000 was paid for with common stock of the company for website construction of the Company's online dating service site.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2003, the Company had a working capital deficit of $193,469 compared to a deficit of $136,302 at December 31, 2002, an increase in deficit of $57,167. The increase in deficit is primarily due to an approximate increase of $46,564 in related party advances, and, an increase in $11,031 of accounts payable.

While the Company has raised capital and borrowed funds to meet its current and projected working capital needs, additional financing will be required in order to meet its obligations. The Company is seeking financing in the form of equity and debt for working capital. There are no assurances the Company will be successful in raising the funds required.

The Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations and anticipates continuing to borrow funds to meet future working capital requirements.

The Company generated a cash flow deficit from operations of $105,164 for the six months ended June 30, 2003. Cash flow deficits from operating activities for the six months ended June 30, 2003 is primarily attributable to the Company's net loss from operations of $458,031 adjusted for common stock issued for services of $246,263 and common stock issued for start-up costs of $96,000.

No cash flows were used in investing activities during the six months ended June 30, 2003.

Cash flow provided from financing activities was $105,164 for the six months ended June 30, 2003. Proceeds received during this period derived from as follows: $58,600 received from the sale of common stock, and, $46,564 from related parties such as shareholders or Company officers. All proceeds were used for working capital.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southeastern United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

THE COMPANY'S INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN THE COMPANY'S DECEMBER 31, 2002 FORM 10-KSB, THAT THE COMPANY HAS INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT THE COMPANY IS DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

RISKS AND UNCERTAINTIES

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

LIMITED OPERATING HISTORY: ANTICIPATED: LOSSES; UNCERTAINTY OF FUTURE RESULTS

The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new online dating market in which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its dating website, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including:

         o        the level of use of the Internet;
         o        the demand for high-tech goods and services;
         o seasonal trends in both Internet use, purchases of electronics, and advertising placements;
         o        the addition or loss of advertisers;
         o        the level of traffic on the Company's Internet sites;
         o the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations;
         o the introduction of new sites and services by the Company or its competitors;
         o        price competition or pricing changes in the industry;
         o        technical difficulties or system downtime;
         o general economic conditions, and economic conditions specific to the Internet and Internet media.

The Company's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.


MANAGEMENT OF GROWTH

The Company expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional engineering, sales, marketing, content acquisition and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified sales, engineering, and other personnel.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company's expansion and the resulting growth in the number of its employees has resulted in increased responsibility for both existing and new management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition will be materially adversely affected.

RISKS ASSOCIATED WITH ACQUISITIONS.

As part of its business strategy, the Company expects to acquire assets and businesses relating to or complementary to its operations. These acquisitions by the Company will involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following:
         o the Company may be exposed to unknown liabilities of the acquired companies;
         o the Company may incur acquisition costs and expenses higher than it anticipated;
         o fluctuations in the Company's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies;
         o the Company may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses;
         o        the Company's ongoing business may be disrupted and its
                  management's time and attention diverted; and
         o        the Company may be unable to integrate successfully.

ITEM 3.  CONTROLS AND PROCEDURES

(a) As of June 30, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II:  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         As of June 30, 2003, the Company was involved in the following legal proceeding, L.A. Commercial Group, Inc. v. American IDC Corp. Case No. 03K08561 in Superior Court, Los Angeles, California. The complaint, filed May 13, 2003, is for breach of contract in the amount of $4,621.26 for publicity services rendered by Investor's Business Daily, who subsequently assigned its claim to the plaintiff. ACNI has not answered yet and the parties are currently discussing settlement.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

(a), (b)          NONE

(c) RECENT SALES OF UNREGISTERED SECURITIES

In March and June 2003, the Company issued a total of 3,200,000 shares of restricted common stock at $0.03 per share to purchase a website domain which the Company plans to integrate to its future growth and development of online services and products. Exemption from registration under the Securities Act of 1933 is claimed for the sale of these securities in reliance upon the exemption offered by section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.           OTHER INFORMATION

                  NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Memorandum of Transactions and Receipt for Stock Payments (incorporated by reference from Form 8-K filed July 9, 2003)

         10.2 Internet/Website Consulting Agreement with Bentley Communications Corp.

         31.1 Certification of the Chief Executive Officer of American IDC Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of the Chief Financial Officer of American IDC Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of the Chief Executive Officer and Chief Financial Officer of American IDC Corp. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K filed for the three months ended June 30, 2003.

On July 9, 2003, the Company filed a Form 8-K reporting on June 23, 2003, under
Item 2, Acquisition or Disposition of Assets, announcing the completion of the purchase of the website www.MyCoffeeDate.com from Gerald R. Newman, an individual ("Newman") and Robert Schumacher, an individual ("Schumacher"), including all intellectual property, website copy, business plan and related property of Newman and Schumacher. The purchase also included all website domains owned by Newman and Schumacher that relate to online dating and contain the component "match", e.g. MatchJewishSingles.com, MatchBlackSingles.com, MatchChristianSingles.com, etc., and the website domain entitled www.SinglesZoo.com. In exchange for these assets and cancellation of the Agreement to Reorganize the Company, entered into with Newman and other specified individuals on December 23, 2002, American IDC issued Newman 1,200,000 restricted shares of its common stock and Schumacher 2,000,000 restricted shares of its common stock. The financial statements of American IDC which will include the acquisitions of MyCoffeeDate.com and other operational websites of Newman and Schumacher will be filed by amendment within 60 days of the original filing.

The report also disclosed under Item 5, Other Events, the Company's management consulting agreement with Robert Schumacher of Schumacher and Associates and its strategic alliance with Thunder Road, Inc., to provide initial participants and support for the company's potential websites.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003                       American IDC Corp.

                                            /s/ Gordon F. Lee
                                            ------------------------------------
                                            Name: Gordon F. Lee
                                            Title: Chief Executive Officer,
                                            Chief Financial Officer and Director