Form 10QSB
period 2003-09-30
AMERICAN IDC CORP
filed 2003-11-18
CIK 1123448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                For the quarterly period ended September 30, 2003

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

Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                           22,328,000
          (Class)                          (Outstanding as of November 18, 2003)

                               AMERICAN IDC CORP.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2003


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheets:                                    1
                  September 30, 2003 and December 31, 2002

                  Condensed Statements of Losses:                              2
                  Three and Nine Months Ended September 30, 2003 and 2002
                  For the Period June 3, 1997 (Date of Inception) through September 30, 2003

                  Condensed Statements of Deficiency in Stockholders' Equity   3
                  For the period June 3, 1997 (Date of Inception) through September 30, 2003

                  Condensed Statements of Cash Flows:                          5
                  Nine Months September 30, 2003 and 2002
                  For the Period June 3, 1997 (Date of Inception) through September 30, 2003

                  Notes to Unaudited Condensed Financial Information:          6
                  September 30, 2003

         Item 2.  Managements Discussion and Analysis or Plan of Operation    10

         Item 3.  Controls and Procedures                                     14

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           14

         Item 2.  Changes in Securities                                       14

         Item 3.  Defaults Upon Senior Securities                             15

         Item 4.  Submission of Matters to a Vote of Security Holders         15

         Item 5.  Other Information                                           15

         Item 6.  Exhibits and Reports on Form 8-K                            15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)

                                       AMERICAN IDC CORP.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED BALANCE SHEETS

                                                              (Unaudited)         (Audited)
                                                           September 30, 2003  December 31, 2002
                                                            ----------------   ----------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalent                                   $         1,069    $            --
                                                            ----------------   ----------------
 Total current assets                                                 1,069                 --

OTHER ASSETS:

 Restricted securities, at cost (Note C)                             33,000                 --
                                                            ----------------   ----------------
                                                            $        34,069    $            --
                                                            ================   ================

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Cash disbursed in excess of available fund                 $            --    $           435
 Accounts payable and accrued expenses                              106,580             99,922
 Deferred income (Note C)                                            16,500                 --
 Advances from related parties (Note C)                              85,199             35,945
                                                            ----------------   ----------------
 Total current liabilities                                          208,279            136,302


COMMITMENTS AND CONTINGENCIES                                            --                 --

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note B)
 Common stock, par value $.001 per share;
   50,000,000 shares authorized; 22,056,000 and
   6,350,000 shares issued and outstanding at
   September 30, 2003 and December 31, 2002, respectively            22,056              6,350
 Additional paid-in-capital                                       1,957,537            734,240
 Common stock subscription                                           72,100            (20,000)
 Deficit accumulated during development stage                    (2,225,903)          (856,892)
                                                            ----------------   ----------------
 Deficiency in stockholders' equity                                (174,210)          (136,302)
                                                            ----------------   ----------------
                                                            $        34,069    $            --
                                                            ================   ================


          See accompanying footnotes to the unaudited condensed financial information

                                                 1

                                                 AMERICAN IDC CORP.
                                           (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED STATEMENTS OF LOSSES
                                                    (UNAUDITED)

                                                                                                     For the period
                                                                                                      from June 3,
                                            Three Months Ended                   Nine Months         1997 (date of
                                               September 30                   Ended September 30   inception) through
                                      -----------------------------   -----------------------------   September 30,
                                          2003            2002            2003            2002             2003
                                      -------------   -------------   -------------   -------------   -------------
Costs and Expenses:
Selling, General and Administrative   $    927,481    $    384,487    $  1,385,512    $    425,614    $  2,242,403
                                      -------------   -------------   -------------   -------------   -------------
Total Operating Expense                    927,481         384,487       1,385,512         425,614       2,242,403


Loss from Operations                      (927,481)       (384,487)     (1,385,512)       (425,614)     (2,242,403)


Other Income (Expense)                      16,500              --          16,500              --          16,500

Income (Taxes) Benefit                          --              --              --              --              --
                                      -------------   -------------   -------------   -------------   -------------
                                            16,500              --          16,500              --          16,500

Net Loss                              $   (910,981)   $   (384,487)   $ (1,369,012)   $   (425,614)   $ (2,225,903)
                                      =============   =============   =============   =============   =============
Loss per common share (basic and
assuming dilution)                    $      (0.05)   $      (0.07)   $      (0.11)   $      (0.08)   $      (0.37)
                                      =============   =============   =============   =============   =============
Weighted average common shares
outstanding                             18,884,196       5,654,891      12,502,989       5,353,297       5,987,183




                    See accompanying footnotes to the unaudited condensed financial information

                                                        2


                                                         AMERICAN IDC CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003
                                                            (UNAUDITED)

                                                                                                            Deficit        Total
                                                                                                          Accumulated   Deficiency
                                                                                 Additional    Common        During         in
                                                           Common      Stock      Paid in       Stock     Development  Stockholders'
                                                           Shares      Amount     Capital   Subscription     Stage        Equity
                                                         ----------  ----------  ----------   ----------   ----------   ----------
Issuance of common stock to Founders
  in June 1997 in exchange for services
  at $.0004 per share                                    5,000,000   $   5,000   $  (3,000)   $      --    $      --    $   2,000

Net Loss                                                        --          --          --           --       (2,000)      (2,000)
                                                         ----------  ----------  ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1997                             5,000,000   $   5,000   $  (3,000)   $      --    $  (2,000)   $      --
                                                         ==========  ==========  ==========   ==========   ==========   ==========
Net loss                                                        --          --          --           --           --           --
                                                         ----------  ----------  ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1998                             5,000,000       5,000   $  (3,000)   $      --    $  (2,000)   $      --
                                                         ==========  ==========  ==========   ==========   ==========   ==========
Net loss                                                        --          --          --           --         (800)        (800)
                                                         ----------  ----------  ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1999                             5,000,000   $   5,000   $  (3,000)   $      --    $  (2,800)   $    (800)
                                                         ==========  ==========  ==========   ==========   ==========   ==========
Issuance of common stock to consultants
  in September 2000 in exchange for services
  at $.10 per share                                        100,000         100       9,900           --           --       10,000

Net loss                                                        --          --          --           --      (15,710)     (15,710)
                                                         ----------  ----------  ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 2000                             5,100,000   $   5,100   $   6,900    $      --    $ (18,510)   $  (6,510)
                                                         ==========  ==========  ==========   ==========   ==========   ==========
Issuance of common stock to consultants in
  December 2001 at $.75 per share in exchange
  for prepaid service fees                                 100,000         100      74,900           --           --       75,000

Net loss                                                        --          --          --           --      (41,313)     (41,313)
                                                         ----------  ----------  ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 2001                             5,200,000   $   5,200   $  81,800    $      --    $ (59,823)   $  27,177
                                                         ==========  ==========  ==========   ==========   ==========   ==========
 Issuance of common stock to consultants in
  July 2002 in exchange for services at $.50
  per share                                                300,000         300     149,700           --           --      150,000

Issuance of common stock to consultants in
  October 2002 in exchange for services at
  $.85 per share                                           300,000         300     254,700           --           --      255,000

Shares issued in October 2002 for cash at
  $.30 per share, net of costs                             100,000         100      29,890           --           --       29,990

Issuance of common stock to consultants in
  November 2002 in exchange for services at
  $.35 per share                                           110,000         110      38,390           --           --       38,500

Issuance of common stock to consultants in
  December 2002 in exchange for services at
  $.43 per share                                           240,000         240     102,960           --           --      103,200

Shares issued in December 2002 for cash at
  $.25 per share                                           100,000         100      24,900           --           --       25,000

Stock options issued in exchange for services rendered          --          --      51,900           --           --       51,900

Common stock subscription                                       --          --          --      (20,000)          --      (20,000)

Net loss                                                        --          --          --           --     (797,069)    (797,069)
                                                         ----------  ----------  ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 2002                             6,350,000   $   6,350   $ 734,240    $ (20,000)   $(856,892)   $(136,302)
                                                         ==========  ==========  ==========   ==========   ==========   ==========



                            See accompanying footnotes to the unaudited condensed financial information


                                                         AMERICAN IDC CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003
                                                            (UNAUDITED)


                                                                                                            Deficit        Total
                                                                                                          Accumulated   Deficiency
                                                                                 Additional    Common        During         in
                                                           Common      Stock      Paid in       Stock     Development  Stockholders'
                                                           Shares      Amount     Capital   Subscription     Stage        Equity
                                                         ----------  ----------  ----------   ----------   ----------   ----------

BALANCE FORWARD                                          6,350,000   $   6,350   $ 734,240    $ (20,000)   $(856,891)   $(136,301)

Issuance of common stock to consultants
  in January 2003 in exchange for services
  at approximately $.30 per share                          495,000         495     149,168           --           --      149,663

Issuance of common stock to consultants
  in March 2003 in exchange for services
  at approximately $.03 per share                        1,300,000       1,300      37,700           --           --       39,000

Issuance of common stock in March 2003
  in exchange for start-up costs at $0.03
  per share                                              2,000,000       2,000      58,000           --           --       60,000

Issuance of common stock to consultants in
  May 2003 in exchange for services at
  approximately $.03 per share                           1,510,000       1,510      43,790           --           --       45,300

Issuance of common stock to consultants in
  June 2003 in exchange for services at
  approximately $.03 per share                             410,000         410      11,890           --           --       12,300

Issuance of common stock in June 2003 in
  exchange for start-up costs at $0.03 per share         1,200,000       1,200      34,800           --           --       36,000

Issuance of common stock in July 2003 for
  cash at $.05 per share, net of costs                     100,000         100       4,900           --           --        5,000

Issuance of common stock to consultants in
  July 2003 in exchange for services at
  approximately $.11 per share                           6,729,000       6,729     756,099           --           --      762,828

Issuance of common stock to consultants in
  August 2003 in exchange for services at
  approximately $.07 per share                           1,397,000       1,397      98,128           --           --       99,525

Issuance of common stock to related parties
  in September 2003 in exchange for previously
  incurred debts at $.05 per share                         230,000         230      11,270           --           --       11,500

Issuance of common stock to consultants in
  September 2003 in exchange for services at
  approximately $.06 per share                             335,000         335      17,552           --           --       17,887

Common stock subscription                                       --          --          --       92,100           --       92,100

Net loss                                                        --          --          --           --   (1,369,012)  (1,369,012)
                                                        -----------  ---------- -----------   ----------  -----------  -----------
BALANCE AT SEPTEMBER 30, 2003                           22,056,000   $  22,056  $1,957,537    $  72,100   (2,225,903)  $ (174,210)
                                                        ===========  ========== ===========   ==========  ===========  ===========

                            See accompanying footnotes to the unaudited condensed financial information

                                              AMERICAN IDC CORP.
                                         (A DEVELOPMENT STAGE COMPANY)
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                                                                               For the period from
                                                                                                  June 3, 1997
                                                                                                     (date
                                                                    For the nine months ended     of inception)
                                                                           September 30,            through
                                                                    ---------------------------   September 30,
                                                                       2003            2002            2003
                                                                    ------------   ------------   ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from development stage operations                          $(1,369,012)   $  (425,614)   $(2,225,903)

Adjustments to reconcile net loss from development stage operations to cash used in operating activities:

Common stock issued in exchange for services rendered                 1,126,503        375,000      1,685,203

Stock options issued in exchange for services rendered                       --             --         51,900

Common stock issued in exchange for start-up costs                       96,000         96,000
Write off prepaid service fees previously paid by common stock               --             --         75,000

Other income paid by restricted securities                              (16,500)            --        (16,500)
Changes in assets and liabilities:

Prepaid expenses and deposits                                                --         38,377             --

Cash disbursed in excess of available fund                                 (435)            --             --

Accounts payable and accrued expenses                                     6,658         11,288        106,580
                                                                    ------------   ------------   ------------
NET CASH (USED IN) OPERATING ACTIVITIES                                (156,786)          (949)      (227,720)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock and stock
  subscription, net of costs                                             97,100             --        132,090

Proceeds from (repayments to) related parties advances                   60,755            965         96,699
                                                                    ------------   ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               157,855            965        228,789

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                           1,069             16          1,069

Cash and cash equivalents at the beginning of the period                     --             10             --
                                                                    ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                  $     1,069    $        26    $     1,069
                                                                    ============   ============   ============
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                            $        --    $        --    $        --

Income taxes paid                                                            --             --             --

Common stock issued for services                                      1,126,503        375,000      1,685,203

Stock options issued in exchange for services rendered                       --             --         51,900

Common stock issued in exchange for prepaid expenses                         --             --         75,000

Common stock issued for start-up costs                                   96,000             --         96,000

Common stock issued in exchange for advances from related parties        11,500             --         11,500


                  See accompanying footnotes to the unaudited condensed financial information


                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

On June 3, 1997, American IDC Corp. (the "Company") was incorporated under the laws of the state of Florida. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing an Internet Data Center business. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2003, the Company has accumulated losses of $2,225,903.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the subsequent periods. The Company does not have any awards of stock-based employee compensation outstanding as of September 30, 2003.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2003 and December 31, 2002, the Company has issued and outstanding 22,056,000 and 6,350,000 shares of common stock, respectively.

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

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE B - CAPITAL STOCK (CONTINUED)

In June 2003, the Company issued an aggregate of 410,000 shares of common stock to consultants in exchange for services fees of $12,300. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In July 2003, the Company issued an aggregate of 100,000 shares of common stock for $5,000 of cash, net of costs and fees. The Company also issued an aggregate of 6,729,000 shares of common stock to consultants in exchange for service fees of $762,828. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In August 2003, the Company issued an aggregate of 1,397,000 shares of common to consultants in exchange for service fees of $99,525. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In September 2003, the Company issued an aggregate of 230,000 shares of common stock to a related party in exchange for $11,500 of previously incurred debt. The Company issued an aggregate of 335,000 shares of common to consultants in exchange for service fees of $17,887. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

Additionally, two investors agreed to purchase an aggregate of 362,000 shares of the Company's common stock in the amount of $72,100. As of September 30, 2003, the Company received $72,100 of proceeds from the stock subscription but common stock has not been issued. The Company recorded the $72,100 of proceeds received as stock subscription payable. As of September 30, 2003, the Company also received proceeds of $20,000 for 100,000 shares of common stock subscribed and issued in December 2002.

NOTE C - RELATED PARTY TRANSACTIONS

The Company's President and principal shareholder has advanced $85,199 and $35,945 to the Company as of September 30 2003 and December 31, 2002, respectively. No formal repayment terms or arrangements exist.

In June 2003, the Company entered into a consulting agreement ("Agreement") with Bentley Communications Corp. ("Bentley"), an entity controlled by the Company's President. Pursuant to the Agreement, the Company received 10 million shares of Bentley's restricted common stock to provide consulting services to Bentley over a six-month period commencing July 1, 2003. The Company accounted for the shares received as restricted securities under Other Assets and deferred income. As of September 30, 2003, the Company recognized $16,500 of income in connection with the Agreement.

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

GENERAL

During the third fiscal quarter of 2003, American IDC continued its efforts to build viable Internet businesses. One of its focuses is on the online dating industry.

STARTUP OF MYCOFFEEDATE.COM

MyCoffeeDate.com is envisioned to couple the success of online dating with meetings at coffee shops. One of the problems most all-online dating services and their customers face is how to arrange and facilitate that important first meeting. MyCoffeedate.com will enable people to meet at a safe, easily accessible, inexpensive location - at coffee shops located throughout every community in the USA.

During the third quarter, the Company completed the design and implementation of the MyCoffeeDate website and beta tested the software with Thunder Road, its strategic alliance partner. Thunder Road provides MyCoffeeDate.com with member profiles, custom software, customer support and online marketing. MyCoffeeDate.com shares a database of approximately 350,000 people who submitted their profiles to MatchRanger.com, Thunder Road's primary dating site.

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

In addition, the company began discussions to test its advertising campaign with the Brentwood Media Group that publishes five monthly newsmagazines to the affluent residents and professionals of Los Angeles Westside communities. Ads are scheduled to run in the last quarter of 2003.

--------------------------------------------------------------------------------
EASY TO USE WEBSITE SOLUTIONS - LAUNCH OF EZWEBCRAFTER

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

CUSTOM SOFTWARE - COMPLEX ONLINE DATABASE SOLUTIONS MADE SIMPLE

American IDC has recruited a cadre of experienced and talented software developers in Eastern Europe that enable it to rapidly and inexpensively produce custom solutions for clients on a work-for-hire basis. An example of a contract it just received is to develop an online, real time, barter exchange for Bentley Communications Corporation, an affiliated company, for which it received 10 million shares of Bentley common stock.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2003 and 2002

REVENUES - There were no revenue for the three months ended September 30, 2003 and 2002. The Company is in the process of developing its online dating service and product formats discussed in section above.

COSTS AND EXPENSES - General costs and expenses increased from $384,487 for the three months ending September 30, 2002 to $927,481 for the same period ending in 2003. The increase is largely attributable to approximately $889,000 in consulting and legal expenses of which approximately $880,240 were paid for with common stock of the company for management and legal services.

NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002

REVENUES - There were no revenue for the nine months ended September 30, 2003 and 2002. The Company is in the process of developing its online dating service and product formats discussed in section above.

COSTS AND EXPENSES - General costs and expenses increased from $425,614 for the nine months ending September 30, 2002 to $1,385,512 for the same period ending in 2003. The increase is largely attributable to approximately $1,289,000 in consulting and legal expenses of which approximately $1,126,503 were paid for with common stock of the company for management and legal services, and $96,000 of stock issuance in exchange for start-up costs in connection with the acquisition of Mycoffeedate.com.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2003, the Company had a working capital deficit of $207,210 compared to a deficit of $136,302 at December 31, 2002, an increase in deficit of $70,908. The increase in deficit is primarily due to an approximate increase of $49,254 in related party advances, $16,500 in deferred income, and, a small increase of $6,658 in accounts payable.

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

The Company generated a cash flow deficit from operations of $156,786 for the nine months ended September 30, 2003. Cash flow deficits from operating activities for the nine months ended September 30, 2003 is primarily attributable to the Company's net loss from operations of $1,369,012 adjusted for common stock issued for services of $1,126,503 and common stock issued for start-up costs of $96,000.

No cash flows were used in investing activities during the nine months ended September 30, 2003.

Cash flow provided from financing activities was $157,855 for the nine months ended September 30, 2003. Proceeds received during this period derived from as follows: $97,100 received from the sale of common stock, and, $60,755 from related parties such as shareholders or Company officers. All proceeds were used for working capital.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including:
     o   the level of use of the Internet;
     o   the demand for high-tech goods and services;
     o   seasonal trends in both Internet use,
     o   purchases of electronics, and advertising placements;
     o   the addition or loss of advertisers;
     o   the level of traffic on the Company's Internet sites;
     o the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations;
     o the introduction of new sites and services by the Company or its competitors;
     o   price competition or pricing changes in the industry;
     o   technical difficulties or system downtime;
     o general economic conditions, and economic conditions specific to the Internet and Internet media.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) As of September 30, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II:  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         The Company was involved in the following legal proceeding, L.A. Commercial Group, Inc. v. American IDC Corp. Case No. 03K08561 in Superior Court, Los Angeles, California. The complaint, filed May 13, 2003, was for breach of contract in the amount of $4,621.26 for publicity services rendered by Investor's Business Daily, who subsequently assigned its claim to the plaintiff. This case was settled in August 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a), (b)   NONE

(c)        RECENT SALES OF UNREGISTERED SECURITIES

On July 3, 2003, the company issued Edwin von Borstel, an investor, 100,000 shares at $.05 per share. Exemption from registration under the Securities Act of 1933 is claimed for the sale of these securities in reliance upon the exemption offered by section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.

On July 22, 2003, the Company issued 1,000,000 shares of restricted common stock to Robert Schumacher and 29,000 shares of restricted common stock to Tristan Cavato for consulting services. These shares were valued at $.11 and $.11, respectively. On July 22, 2003, the Company issued 3,000,000 shares of common stock to Gordon Lee, an officer and sole director of the Company, in exchange for management services rendered from January 1, 2003 to June 30, 2003. These services were valued at $100,000.00 or $.11 per share. Exemption from registration under the Securities Act of 1933 is claimed for the sale of these securities in reliance upon the exemption offered by section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.

On August 13, 2003, the Company issued Tristan Cavato 28,000 shares of common stock for consulting services. The shares were valued at $.07. Exemption from registration under the Securities Act of 1933 is claimed for the sale of these securities in reliance upon the exemption offered by section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.

On August 26, 2003, the Company issued Tristan Cavato 19,000 shares of common stock for consulting services. The shares were valued at $.07. Exemption from registration under the Securities Act of 1933 is claimed for the sale of these securities in reliance upon the exemption offered by section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.

On September 12, 2003, the Company entered into a Subscription Agreement with Westpoint Management Consultants Ltd., whereby the Company issued 270,000 shares to the Investor in exchange for $13,500.00 or $.05 per share, payable through the settlement of a debt. On September 12, 2003, the Company to enter into a Subscription Agreement with Anton J. Drescher, whereby the Company issued 230,000 shares to the Investor in exchange for $11,500.00 or $.05 per share, payable through the settlement of a debt. Exemption from registration under the Securities Act of 1933 is claimed for the sale of these securities in reliance upon the exemption offered by section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.

On September 16, 2003, the Company issued Tristan Cavato 65,000 shares of common stock for consulting services. The shares were valued at $.06. Exemption from registration under the Securities Act of 1933 is claimed for the sale of these securities in reliance upon the exemption offered by section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5.   OTHER INFORMATION

          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 31.1 Certification of the Chief Executive Officer of American IDC Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of the Chief Financial Officer of American IDC Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer of American IDC Corp. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K filed for the three months ended September 30, 2003.

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

On September 5, 2003, this report was amended to state that following the closing of the acquisition, upon further analysis of the assets, the Company determined that the acquired business was not significant, and therefore, neither the disclosure previously made in the Form 8-K nor the financial statements were required.



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2003.            American IDC Corp.

                                    /s/ Gordon F. Lee
                                    --------------------------------------
                                    Name: Gordon F. Lee
                                    Title: Chief Executive Officer, Chief
                                        Financial Officer and Director