Form 10KSB
period 2003-12-31
AMERICAN IDC CORP
filed 2004-03-29
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003.

                        Commission file number: 000-31541

                               AMERICAN IDC CORP.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                           65-0941058
--------------------------------               ---------------------------------
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  None

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 4, 2004: $562,100.00.

Number of outstanding shares of the registrant's par value $0.001 common stock as of March 4, 2004: 30,879,000 shares

                               AMERICAN IDC CORP.

                                   FORM 10-KSB

                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1.         Business ....................................................  3

Item 2.         Properties ..................................................  6

Item 3.         Legal Proceedings ...........................................  6

Item 4.         Submission of Matters to a Vote of Security Holders .........  6

                                     Part II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters .........................................  7

Item 6.         Management's Discussion and Analysis or Plan of Operation ...  8

Item 7.         Financial Statements ........................................ 14

Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................... 14

Item 8A.        Controls and Procedures ..................................... 14

                                    Part III

Item 9.         Directors, Executive Officers of the Registrant, Promoters
                and Control Persons; Compliance with Section 16(a) of the
                Exchange Act; Code of Ethics ................................ 14

Item 10.        Executive Compensation ...................................... 16

Item 11.        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters .................. 16

Item 12.        Certain Relationships and Related Transactions .............. 17

Item 13.        Exhibits and Reports on Form 8-K ............................ 18

Item 14.        Principal Accountant Fees and Services ...................... 18

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

The Company's principal executive offices are located at: 11301 Olympic Boulevard, Suite 680, Los Angeles, CA 90064.

Business History
----------------
The Company was incorporated as a development-stage company on June 3, 1997 as Future Projects VIII Corp. On July 20, 2000, the Company changed its name to American IDC Corp. The Company is developing online interactive businesses, such as dating sites, portals, and music downloading sites. It is focused on creating and providing the platforms for Internet businesses, where others pay to use its sites and provide their own content. In this way, it hopes to be able to profitably grow without the cost and limitations of being a content provider.

In fiscal 2003, American IDC focused on developing its interactive Internet businesses, including online dating sites that are either independent, or tied into syndicated television shows, and an Internet music downloading website for independent bands.

DATING SITES

MYCOFFEEDATE.COM

With dating sites growing rapidly in popularity, MyCoffeeDate.com will fill the niche for a dating site that provides its members with a database of eligible matches, and a location to meet that's convenient, safe, inexpensive and comfortable.

MyCoffeeDate.com couples online dating with meetings at coffee shops - one of the most frequent and logical places for people to meet. A concern of most online dating services and their customers is how to arrange and facilitate that important first meeting. MyCoffeeDate.com will enable people to meet at safe, easily accessible and inexpensive local coffee shops located throughout every community in the USA.

MyCoffeeDate.com is online and launched through a strategic alliance with Thunder Road, MyCoffeeDate.com with member profiles, custom software, customer support and online marketing. MyCoffeeDate.com shares a database of approximately 350,000 people who submitted their profiles to MatchRanger.com, Thunder Road's primary dating site. MyCoffeeDate.com is not yet charging for its premium memberships but plans to do this in mid 2004. When it does, Thunder Road will receive 25% of the member revenue for their services.

American IDC has an affiliate agreement with SMARTpages.com, the leading source of online yellow pages, to provide coffee shop and cafe listings for this website. The SMARTpages.com directory also provides MyCoffeeDate.com members with the detailed maps and directions of their local coffee shops and cafes. MyCoffeeDate.com will receive revenue from click-throughs to SMARTpages.com.

DATING SITES PARTNERING WITH SYNDICATED TELEVISION SHOWS

In addition to MyCoffeeDate.com, American IDC Corp. has a joint venture agreement with Firefly Media Group, an entertainment production and distribution company, to provide matchmaking web sites for their upcoming syndicated television shows that revolve around dating. The shows are Astromates (to be renamed Signs of Love), Cinderella Factor, Cupids Court, Find Your Date, and Set Me Up.

Each of the matchmaking websites that American IDC will create, co-own and partner with Firefly Media Group are hoped to provide added revenue streams, cross marketing and advertising opportunities, strengthen brand recognition and build an interactive community. In addition, each site will encourage audience and viewer submissions, as well as applications from those who want to either attend or be participants on the shows.

The dating television shows are planned to be in domestic syndication and international distribution in 2004. The first launch will be Astromates, with production of its pilot scheduled for Spring 2004. The Astromatestv website that ties in with the Astromates television show, for example, is planned to enable members to find love on the web with the assistance of online astrologers. Plans include enabling members to have their astrological charts shown online to assist in finding an astrological love match.

The dating sites are being completed to coincide with each show's premiere. There will be no initial charge to register on the dating sites. A membership fee, comparable in price to similar dating sites, will be offered to those individuals who want to enjoy the sites' premium features.

HOTRAZOR.COM

HotRazor.com will be a new music-downloading site. HotRazor.com, currently being produced by American IDC, is planned to give local independent, unsigned musicians from across the globe, the ability to have their music listened to and sold to music lovers worldwide while sharing in the download revenue.

HotRazor.com's development began in the fourth quarter of 2003. It will be a music downloading website developed specifically to provide an outlet for independent artists to market, promote, and upload their music to sell to public consumers across the globe. Unlike most other music sites, there are no membership fees to join. The cost of downloading its music is anticipated to be 39 cents per song.

With recent music industry financial losses, fewer recording contracts are signed each year, resulting in unsigned artists seeking out new ways to profitably market their music. HotRazor.com provides the service of giving all unsigned musicians a single outlet to have their music heard, and sold without the expense of CD pressing and distribution.

HotRazor.com will be providing Internet radio streaming of its unsigned artists in various genre formats. Streaming will benefit its musician members by providing them with free promotional value in addition to their inclusion in its downloading database. HotRazor.com expects to charge for advertising on its streaming sites.

HotRazor.com will deliver cutting edge music, made by talented musicians from a wide range of cities, states, countries, and musical genres. For a minimal fee, bands can join HotRazor.com and have the opportunity to upload songs for consumer download, post tour dates, biographies, photos, and links to their private websites. In turn, consumers shopping for independent artists' music will easily search, listen to, and download music for a nominal fee, which HotRazor.com will share with the artists.

Hotrazor.com's anticipates that its initial revenue will come from several sources. This includes:

         o    fees paid by music downloaders
         o    fees paid by independent (indie) bands to be on the site
         o advertising revenue from the website and streaming media broadcasts
         o    consulting fees and commissions for working with indie bands

OPERATION OF HOTRAZOR.COM

HotRazor.com's approach to the ever-increasing music downloading websites is unique in a variety of ways. First, HotRazor.com will not handle CD distribution. It is a music downloading site only, giving consumers the opportunity to choose any amount of music they want from any given artist without the binds of ordering multiple song CD's. Secondly, it will not be charging a membership fee to download from its database. Instead, HotRazor.com expects to sell consumers a bank of tokens, for a ten-dollar minimum purchase, that consumers will exchange for songs. HotRazor.com also plans to include helpful information on subjects important to independent artists, such as; HOW TO BREAK INTO THE MUSIC BUSINESS, HOW TO DESIGN A PRESS KIT, HOW TO FORMAT A DEMO CD, and other important insights into improving their hold on the local market.

TARGET MARKET

HotRazor.com's projected, consumer demographic ranges from teens to adults, 13-54, with an emphasis on the youth market. HotRazor.com will be a destination portal website for music fans to chat both with bands and each other, download music, listen to streaming, vote on favorite songs, and enjoy the opportunity to own the best of what record labels have yet to find.

In exchange for a minimal fee, bands will be provided with their own web page on HotRazor.com, with the ability to edit and upload band photos, contact information, tour dates, links to their private websites, fan page commentary, as well as the value of being included in an easily searchable database of downloadable music with other unsigned artists in their musical genre.

MARKETING PLAN

HotRazor.com hopes to impact the music business in a new way -- by freeing musicians from big budgets and record labels and by returning a significant portion of the profit to the artist. In addition, independent musicians may reach worldwide audiences, making new industry contacts, increasing their fan base, and selling their music.

In order to secure HotRazor.com's foothold in the music downloading market, it must first provide consumers with a comprehensive music-downloading database. It will begin by populating the website by offering the first 500 independent bands a free, six-month membership to HotRazor.com, allowing them to have complete access to all of HotRazor.com's amenities. These bands will be solicited mainly by means of college newspaper articles across the U.S., and viral marketing, a marketing phenomenon that facilitates and encourages people to pass along a marketing message (i.e. by e-mail). Upon reaching its initial database content goals of 500 membership bands, it will begin marketing the website to consumer music downloader's. To do this, it will be contacting various music magazines with a public relations campaign, including; ROLLING STONE, VIBE, XXL, THE SOURCE, SPIN, GUITAR WORLD, etc., as well as a list of Teen Publications such as; SEVENTEEN, YM, and TEEN BEAT.

HotRazor.com plans to draw most of its users to the website through word of mouth. The goal of HotRazor.com is to be not just an addition to local musicians marketing and distribution tactics, but instead become a necessity to any musician looking to gain recognition and profit for their efforts.

HotRazor.com's marketing budget is limited. Its initial goal is to attract people to its site once, and let the site and its novel content be the inducement to have them use the site, bring them back and encourage them to invite their friends. HotRazor.com plans to supplement these efforts through print advertising and public relations efforts it hopes to have in music publications worldwide.

It will also will heavily rely on keyword marketing through google.com, overture.com and other pay-per-click websites, as well as search engine submission techniques. It is looking into affiliate program for other sites to send it traffic.

COMPETITION

HotRazor.com will be in competition with every music downloading site on the internet. They are sites such as Napster, Kazaa, and Limewire.com. HotRazor.com's approach differs from these, in being focused on attracting independent, unsigned music artists to upload music to its site. This is the key element that will differentiate it from other music downloading competition. Members who download will most likely be customers of multiple downloading websites, but will join HotRazor.com for it's unique niche in this rising, competitive market. There are several key positions that are planned to differentiate HotRazor.com from its music downloading competitors, that may include:

         o    HotRazor.com is for independent bands
         o Its downloading consumers pay NO memberships fees to enter the site
         o HotRazor.com will not sell artists' CD's, saving on packaging and shipping
         o It will provide artists with their own web page on the site which will provide consumers with information on band's contact info, links to their private websites, tour dates, biographies, and photos, all easily edited by band through their given HotRazor.com account
         o HotRazor.com plans to provide bands with useful music industry information accessible only through HotRazor.com
         o HotRazor.com will allow consumers to plug into an Internet radio stream of independent artists who are members of the site, while giving the consumer an option to easily purchase the songs that they hear on the stream

         o HotRazor.com plans to provide the option of purchasing HotRazor.com business cards with specific band logos and contact info for a small fee
         o HotRazor.com plans to post the top downloaded songs and artist's every day
         o Bands will be able to log on and check to see where their songs place in the most downloaded song list
         o Artist's will be able to log on and freely upload new songs, and remove those that they no longer want available for downloading
         o Consumer members will have the option to receive e-zines from HotRazor.com with artist updates, top downloads, and HotRazor.com news

The site is under development and is planned to launch in the fourth quarter of 2004, with Internet radio streaming to follow after. Its initial plan is to begin to populate the site by offering 500 bands a membership to HotRazor.com, free of charges for the first year, in the period immediately after launch. This offer is to aid in populating its database of music to offer to downloading consumers using the site. Upon reaching that goal, HotRazor.com will begin signing bands for a small fee, while drawing downloading listeners to the site.

CUSTOM SOFTWARE - ONLINE DATABASE SOLUTIONS MADE SIMPLE

American IDC has recruited a cadre of experienced and talented offshore software developers that enable it to rapidly and inexpensively produce custom solutions used to develop its businesses.

There are many markets for specific online software programs for a variety of applications, such as:

         o    travel and tourism,
         o    gaming and gambling,
         o    dating and matchmaking,
         o    real estate and business brokering, and
         o    adult entertainment.

American IDC will continue to develop its own proprietary branded products to market to others, or to enter into the business itself, tying in its software developers with its business ventures. MyCoffeeDate.com and HotRazor.com are examples of this.

EMPLOYEES

Currently, the Company has no employees other than the principal. However, additional staff will be added, as the growth of the business demands it.

RESEARCH AND DEVELOPMENT COSTS

The Company incurred no research and development costs during the years ended December 31, 2002 and December 31, 2003.

ITEM 2.  PROPERTIES

The Company is currently operating out of the office of the Chief Executive Officer of the Company, Gordon Lee, at 11301 Olympic Boulevard, Suite 680, Los Angeles, CA 90064. The Company does not pay any rent for use of this space.

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

2002                                     High         Low
                                         -----        ----

              1st Quarter                $1.75        $.25
              2nd Quarter                $1.01        $.75
              3rd Quarter                $ .85        $.50
              4th Quarter                $1.00        $.10

2003

              1st Quarter                $ .49        $.04
              2nd Quarter                $ .26        $.03
              3rd Quarter                $ .22        $.08
              4th Quarter                $ .16        $.04

(b) As of December 31, 2003, the Company had twenty-four (24) shareholders of record of the common stock.

(c) No dividends on outstanding common stock have been paid within the last two
(2) fiscal years, and interim periods. The Company does not anticipate or intend to pay dividends in the foreseeable future.

(e) Recent Sales of Unregistered Securities

On or about October 14, 2003, the Company issued Tristan Cavato 72,000 shares of restricted common stock for consulting services valued at $2,900.00, rendered from October 8, 2003 to December 7, 2003. Exemption from registration under the Securities Act of 1933 is claimed for the sale of these securities in reliance upon the exemption offered by section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.

On or about October 14, 2003, the Company entered into a consulting agreement with Tim Neil, whereby Mr. Neil provided design consultation regarding the creation of a logo, website and ads for the company in exchange for 100,000 restricted shares of common stock, valued at $5,000. Exemption from registration under the Securities Act of 1933 is claimed for the sale of these securities in reliance upon the exemption offered by section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.

On or about November 11, 2003, the Company entered into a subscription agreement with Bentley Communications Corp., whereby the Company issued Bentley 100,000 shares of restricted common stock in exchange for $6,000.00. Gordon F. Lee, an officer and sole director of the Company is also an officer and director of Bentley. Exemption from registration under the Securities Act of 1933 is claimed for the sale of these securities in reliance upon the exemption offered by section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.

In December, 2003 the Company issued 236,000 shares of restricted common stock for consulting services valued at $23,600 rendered to the Company. Exemption from registration under the Securities Act of 1933 is claimed for the sale of these securities in reliance upon the exemption offered by section 4(2) of the Act, which exempts transactions by issuers not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies
----------------------------

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

         o    stock-based compensation.

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Plan of Operation
-----------------
During the years ended December 31, 2003 and December 31, 2002, the Company did not receive any revenue and incurred expenses of $1,718,647 and $797,068 respectively, stemming from general, selling, and administrative expenses and an impairment loss of $33,000 during the year ended December 31, 2003. The Company incurred a loss from operations of $1,718,647 for the year ended December 31, 2003 compared to $797,068 for the year ended December 31, 2002.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2003 Form 10-KSB, that the Company has incurred operating losses since inception, and that the Company is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. These factors, among others, may raise doubt about the Company's ability to continue as a going concern.

During the next twelve months, the Company plans to concentrate its efforts on developing its online dating and music downloading services through HotRazor.com and identifying specific markets and clients for these services. The Company intends to rely on the experience and expertise of its management to study the market for these online services. The Company has contracted with a programming company in India to participate in the development and design of HotRazor.com. They are contracted to provide their programming expertise to create a working, navigational, music downloading site. These programmers will continue to provide the Company with technical support once the HotRazor.com site is launched.

Because the Company remains essentially a start-up development company with limited capital resources, it may be necessary for the officers and shareholders to either advance funds to the Company, or to accrue expenses until such time as an additional financing can be made. The Company's Chief Executive Officer and principal shareholders have advanced $85,916 and $35,945, net of cash repayments, to the Company for working capital purposes as of December 31, 2003 and December 31, 2002, respectively. No formal repayment terms or arrangements exist. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until the Company's product development and marketing reaches a point when additional financing will be possible. Further, the Company's Chief Executive Officer will defer any cash compensation until such time as the Company begins to earn revenues from operations.

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

The Company is developing the software for launch of Hotrazor.com. Expenses of this development are expected to be $50,000.

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

Cash Requirements and Need for Additional Funds
-----------------------------------------------

The Company anticipates $350,000 cash will be required for the next twelve months to develop its operations.

The Company is committed to pay $96,000.00 in consulting expenses over the next twelve months for development of its operations. Required management, legal and professional services during that period are believed capable of being secured for deferred payment or payment in new investment shares of common stock. The exception to the previous statement is that the Company's auditor cannot lawfully or properly be compensated otherwise than by payment for services in cash as billed by such independent auditor. This cash requirement is foreseen to be not less than $4,000 or more than $10,000 during the next twelve months. This minimal funding will be obtained by borrowing, possibly with a guarantee from its officers, directors or principal shareholder. There is no assurance possible that even these minimal requirements for cash can be met. The failure to maintain current auditing of the corporate affairs would result in the failure to meet the Company's intention to file periodic reports, voluntarily or otherwise, at the close of its next fiscal year. Management may advance the expenses of its audit, legal and professional requirements.


Recent Accounting Pronouncements
--------------------------------

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company adopted SFAS No. 143 effective January 1, 2003. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale- leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities . SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

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

The Company will be incurring costs to develop and market its online matchmaking business, music downloading business, to establish marketing relationships, and to build an administrative organization. There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations, it will likely need to increase its operating expenses, broaden its customer support capabilities, and increase its administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

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

DEVELOPING MARKET; ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR BUSINESS JUST NOW BEING PROVEN.

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for the internet dating and the music downloading business in terms of the sales of both products and services to businesses and individuals. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce.

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

DEPENDENCE ON KEY PERSONNEL

The Company's performance and operating results are substantially dependent on the continued service and performance of its officers and directors. The Company intends to hire additional technical, sales, and other personnel as they move forward with their business model. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical employees, or that it will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of the Company's key employees or the inability to attract and retain the necessary technical, sales, and other personnel could have a material adverse effect upon the Company's business, financial condition, operating results, and cash flows. The Company does not currently maintain "key man" insurance for any of its key employees.

COMPETITION

The online matchmaking and downloading music services market in which the Company will operate is very competitive. Many competitors have substantially greater, financial, technical, marketing, and distribution resources than the Company.

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

DEPENDENCE ON LICENSED TECHNOLOGY

The Company may rely on certain technology licensed from third parties, and there can be no assurance that these third party technology licenses will be available to the Company on acceptable commercial terms or at all.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-18 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer made an evaluation of the company's disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) of the Securities Exchange Act). Based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 under the Exchange Act, in his opinion, the disclosure controls and procedures are effective.

(b) During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; CODE OF ETHICS

(a) The following table furnishes the information concerning the Company's directors and officers as of December 31, 2003. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name                Age    Title                                      Term
----                ---    -----                                      ----

Gordon F. Lee       51     Chief Executive Officer, Secretary,
                           Treasurer, Director                        Annual

Robert Schumacher   61     President, Chief Operating Officer         Annual

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Gordon Lee                              25%
Robert Schumacher                       40%

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

GORDON F. LEE has been the President and sole Director the Company since March 28, 2000. From 1991 to March 1998, Mr. Lee served as the President of USA Video Corporation, one of the first companies to offer video on demand and high quality digitizing and compression services. From March 1998 to March 1999, Mr. Lee served as the President of Glass Master Industries, a company working on the development of a bullet resistant glass coating technology, which was eventually sold off to other companies for commercial development. From March 1999 through the present, Mr. Lee has served as President of Bentley Commerce Corp., a barter company. From March 2000 to present, Mr. Lee continues to serve as Bentley's CFO and Chairman. Mr. Lee has also served in the past five years on the Board of Directors of companies such as Laser Vision Inc. and Future Media Technologies.

ROBERT SCHUMACHER is the president and COO of American IDC and has overall supervision of its projects, including HotRazor.com project. Over the past decade, he has launched a number of successful companies ranging from internet design, hosting and marketing, to online software, to the design of medical devices, as well as developing the marketing strategies and online presence for a host of other organizations. Among his many accomplishments, Bob was President of Centrum Corporation, a Washington, D.C. headquartered communications firm he founded with offices in Europe. It served a wide range of companies, national and international trade associations, and public service organizations, providing them with marketing, advertising, design, public relations, documentary film production and conference organization.

(e) Directors' Compensation

Directors who are also officers of the registrant do not receive cash compensation for services as a director.

(f) Audit Committee Financial Experts

The Company does not have an audit committee financial expert serving on its audit committee as it is still in the development stage.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16-a-3(e) and Form 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, the registrant believes all required reports were made during the fiscal year ended December 31, 2003.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, by sending such request to us at our principal office.

ITEM 10.  EXECUTIVE COMPENSATION

(a) Compensation.

This table sets forth all compensation paid by the Company for all services provided up to December 31, 2003 to each of its executive officers.

                           SUMMARY COMPENSATION TABLE
                            ANNUAL COMPENSATION           LONG TERM COMPENSATION
                            -------------------           ----------------------

NAME AND                                             OTHER
PRINCIPAL                                  BONUS    $ANNUAL     RESTRICTED STOCK
POSITION          YEAR         SALARY        $    COMPENSATION       AWARDS
--------          ----     --------------  -----  ------------  ----------------

Gordon Lee,       2003     $240,000.00(1)    0       0              8,000,000(1)
CEO,
Treasurer,
Secretary, and    2002      0                0       0               0
Director

(1) 8,000,000 shares were issued in February 2004 in settlement of $240,000.00 owed to Mr. Lee for his services as CEO and Chairman of the company for fiscal 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) This table sets out beneficial owners of five percent (5%) or greater of the Company's common stock. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the registrant's common stock known by the registrant based upon 22,564,000 shares outstanding at December 31, 2003.

                                                         AMOUNT OF BENEFICIAL
TITLE OF CLASS  NAME AND ADDRESS OF BENEFICIAL OWNER          INTEREST           PERCENT OF CLASS
--------------  ------------------------------------          --------           ----------------

Common          Gordon F. Lee                                  8,277,000               36.7%
                11301 Olympic Boulevard, Suite 680
                Los Angeles, CA 90064

                Robert Schumacher                              3,360,000               14.9%
                11301 Olympic Boulevard, Suite 680
                Los Angeles, CA 90064

                Richard O. Weed                                2,500,000               11.1%
                4695 MacArthur Ct., Suite 1430
                Newport Beach, CA 92660

b) The following table sets forth information with respect to the Company's common stock beneficially owned by each officer and director, and by all directors and officers as a group, at December 31, 2003.

                                                         AMOUNT OF BENEFICIAL
TITLE OF CLASS  NAME AND ADDRESS OF BENEFICIAL OWNER          INTEREST           PERCENT OF CLASS
--------------  ------------------------------------          --------           ----------------

Common          Gordon F. Lee
                CEO, CFO, Chairman
                11301 Olympic Boulevard, Suite 680
                Los Angeles, CA 90064                          8,277,000               36.7%

                Robert Schumacher                              3,360,000               14.9%
                President
                11301 Olympic Blvd., Suite 680
                Los Angeles, CA 90064

Total as a group                                              11,637,000               51.6%

(d) The table below sets forth securities authorized for issuance under equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

                              Number of securities to be   Weighted average exercise
                                 issued upon exercise of     price of outstanding       Number of securities
                                  outstanding options,       options, warrants and      available for future
          Plan category            warrants and rights              rights                   issuance
          -------------            -------------------              ------                   --------
                                         (a)                         (b)                        (c)
                                         ---                         ---                        ---

Equity compensation plans                 0                           N/A                        N/A
approved by security holders

Equity compensation plans not           400,000                      $.75                      400,000
approved by security holders

Total                                   400,000                      $.75                      400,000
                                        -------                      ----                      -------

In July 2003, the board adopted the July 2003 Non-Qualified Stock Compensation Plan (the "Stock Plan"). The Stock Plan covers 2,500,000 shares of common stock and allows the board or plan committee to issue shares of stock or options to acquire shares of stock to persons covered by the Stock Plan. At December 31, 2003, an aggregate of 2,086,000 shares of common stock had been issued under the Stock Plan.

On November 12, 2001, the Company retained legal counsel under a written fee agreement. The fee agreement granted the lawyer an option to purchase 100,000 shares of common stock at an exercise price of $1.50 per share expiring December 31, 2005. These options were not granted until January 1, 2002. On November 14, 2002, the company granted legal counsel an additional 200,000 stock options at an exercise price of $.50 per share expiring December 31, 2004. On April 26, 2003, the company granted legal counsel the right to purchase 100,000 shares of Client's common stock at a price equal to $.50 per share and these stock options will expire unless exercised on or before December 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's Chief Executive Officer and principal shareholders have advanced $85,916 and $35,945, net of cash repayments, to the Company for working capital purposes as of December 31, 2003 and December 31, 2002, respectively. No formal repayment terms or arrangements exist.

In June 2003, the Company entered into a consulting agreement ("Agreement") with Bentley Communications Corp. ("Bentley"), an entity controlled by the Company's President. Pursuant to the Agreement, the Company received 10 million shares of Bentley's restricted common stock, valued at $33,000, to provide consulting services to Bentley over a six-month period commencing July 1, 2003.

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

Exhibit
Number           Description of Document
------           -----------------------

3.1 (a)          Articles of Incorporation of the registrant (a)
3.2 (a)          By-laws of the registrant (a)
4.1 (a)          Form of Common Stock (a)
10.1(b)          July 2003 Non-Qualified Stock Compensation Plan (b)
14               Code of Ethics
23.1             Consent of Russell Bedford Stefanou Mirchandani LLP
23.2             Consent of Russell Bedford Stefanou Mirchandani LLP
31.1             Certification of the Chief Executive Officer of American IDC
                 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2             Certification of the Chief Financial Officer of American IDC
                 Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1             Certification of the Chief Executive Officer and Chief
                 Financial Officer of American IDC Corp. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(a) Included as an Exhibit to the registration statement on the Company's Form 10-SB dated September 15, 2000
(b) Included as an Exhibit to the Company's Form S-8 filed July 25, 2003

(B) Reports on Form 8-K.

The Company did not file any current reports on Form 8-K during the fourth quarter of 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $ 26,600.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and not reported under Item 1.

(3) Tax Fees

There were no fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning during the last two fiscal years.

(4) All Other Fees

There were no fees for products and services provided by the principal accountant, other than services listed in Items 1 to 3 above, during the last two fiscal years.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 29, 2004                           American IDC Corp.

                                                  /s/ Gordon F. Lee
                                                  ------------------------------

                                                  Gordon F. Lee
                                                  CEO and CFO
                                                  (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                     TITLE                   DATE

/s/ Gordon F. Lee                        CEO, CFO, Director      March 29, 2004
-----------------                        ------------------
Gordon F Lee

/s/ Robert Schumacher                    President, COO          March 29, 2004
---------------------                    --------------
Robert Schumacher

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2003 AND 2002

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

                               AMERICAN IDC CORP.

                               AMERICAN IDC CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants...........................F-3

Balance Sheets at December 31, 2003 and 2002.................................F-4

Statements of Losses for the years ended December 31, 2003 and 2002 and the period June 3, 1997 (date of inception) to December 31, 2003.........F-5

Statements of Deficiency in Stockholders' Equity for the period
June 3, 1997 (date of inception) to December 31, 2003..................F-6 - F-7

Statements of Cash Flows for the years ended December 31, 2003 and 2002 and the period June 3, 1997 (date of inception) to
December 31, 2003............................................................F-8

Notes to Financial Statements.........................................F-9 - F-18

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
American IDC Corp.
Los Angeles, CA 90064

We have audited the accompanying balance sheets of American IDC Corp., a development stage company, as of December 31, 2003 and 2002 and the related statements of losses, deficiency in stockholders' equity and cash flows for the years then ended and for the period June 3, 1997 (date of inception) through December 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American IDC Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and from June 3, 1997 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

                                    /s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    -------------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants
McLean, Virginia
March 24, 2004

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                2003           2002
                                                            ------------   ------------
ASSETS
CURRENT ASSETS:                                             $        --    $        --
                                                            ------------   ------------

Total Assets                                                $        --    $        --
                                                            ============   ============

LIABILITIES AND (DEFICIENCY IN)
STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash disbursed in excess of available funds                 $       237    $       435

Accounts payable and accrued liabilities                        357,613         99,922

Advances from officer (Note B)                                   33,757             --

Advances from shareholders (Note B)                              40,659         35,945
                                                            ------------   ------------

Total current liabilities                                       432,266        136,302

COMMITMENTS AND CONTINGENCIES (Note G)                               --             --

(DEFICIENCY IN) STOCKHOLDERS' EQUITY (Note C)
Common stock, par value $.001 per share; 50,000,000
shares authorized; 22,564,000 and 6,350,000 shares issued
and outstanding at December 31, 2003 and December 31,
2002, respectively                                               22,564          6,350

Additional paid-in-capital                                    2,015,609        734,240

Common stock subscription                                        72,100        (20,000)

Accumulated deficit during development stage                 (2,542,539)      (856,892)
                                                            ------------   ------------

(Deficiency in) stockholders' equity                           (432,266)      (136,302)
Total Liabilities and (Deficiency in) Stockholders'
Equity                                                      $        --    $        --
                                                            ============   ============

                 See accompanying notes to financial statements

                                    AMERICAN IDC CORP.
                               (A DEVELOPMENT-STAGE COMPANY)
                                   STATEMENTS OF LOSSES

                                                                           For the period from
                                                                               June 3, 1997
                                                                           (date of inception)
                                                                            through December
                                                  2003           2002          31, 2003
                                             -------------   -------------   -------------
Costs and Expenses:
Selling, General and Administrative          $  1,685,647    $    797,068    $  2,542,539

Impairment Loss (Note B)                           33,000              --          33,000
                                             -------------   -------------   -------------

Total Operating Expense                         1,718,647         797,068       2,575,539

Loss from Operations                           (1,718,647)       (797,068)     (2,575,539)

Other Income (Note B)                              33,000              --          33,000

Provision for Income Tax                               --              --              --

                                             -------------   -------------   -------------
                                                       --              --              --

Net Loss                                     $ (1,685,647)   $   (797,068)   $ (2,542,539)
                                             =============   =============   =============

Loss per common share (basic and assuming
dilution) (Note F)                           $      (0.11)   $      (0.14)
                                             =============   =============

Weighted average common shares outstanding     14,977,699       5,499,315

                      See accompanying notes to financial statements.

                                       F-5

                                                   AMERICAN IDC CORP.
                                              (A DEVELOPMENT-STAGE COMPANY)
                                    STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003
                                                                                             Deficit
                                                                                           Accumulated
                                                              Additional       Common        During
                                                  Stock        Paid in         Stock       Development
                                 Common Shares    Amount       Capital      Subscription      Stage          Total
Issuance of common stock to
Founders in June 1997 in
exchange for services at
$.0004 per share                  5,000,000   $     5,000   $    (3,000)   $        --    $        --    $     2,000

Net Loss                                  --            --            --             --         (2,000)        (2,000)
                                 ------------  ------------  ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 1997       5,000,000         5,000        (3,000)            --         (2,000)            --
                                 ============  ============  ============   ============   ============   ============

Net loss                                  --            --            --             --             --             --
                                 ------------  ------------  ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 1998       5,000,000   $     5,000   $    (3,000)   $        --    $    (2,000)   $        --
                                 ============  ============  ============   ============   ============   ============

Net loss                                  --            --            --             --           (800)          (800)
                                 ------------  ------------  ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 1999       5,000,000   $     5,000   $    (3,000)   $        --    $    (2,800)   $      (800)
                                 ============  ============  ============   ============   ============   ============
Issuance of common stock to
consultants in September 2000
in exchange for services at
$.10 per share                       100,000           100         9,900             --             --         10,000

Net loss                                  --            --            --             --        (15,710)       (15,710)
                                 ------------  ------------  ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 2000       5,100,000   $     5,100   $     6,900    $        --    $   (18,510)   $    (6,510)
                                 ============  ============  ============   ============   ============   ============
Issuance of common stock to
consultants in December 2001
at $.75 per share in exchange
for prepaid service fees             100,000           100        74,900             --             --         75,000

Net loss                                  --            --            --             --        (41,313)       (41,313)
                                 ------------  ------------  ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 2001       5,200,000   $     5,200   $    81,800    $        --    $   (59,823)   $    27,177
                                 ============  ============  ============   ============   ============   ============
Issuance of common stock to
consultants in July 2002 in
exchange for services at
$.50 per share                       300,000           300       149,700             --             --        150,000
Issuance of common stock to
consultants in October 2002
in exchange for services at
$.85 per share                       300,000           300       254,700             --             --        255,000

Shares issued in October 2002
for cash at $.30 per share,
net of costs                         100,000           100        29,890             --             --         29,990
Issuance of common stock to
consultants in November 2002
in exchange for services at
$.35 per share                       110,000           110        38,390             --             --         38,500
Issuance of common stock to
consultants in December 2002
in exchange for services at
$.43 per share                       240,000           240       102,960             --             --        103,200

Shares issued in December 2002
for cash at $.25 per share           100,000           100        24,900             --             --         25,000

Stock options issued in
exchange for services
rendered (Note D)                         --            --        51,900             --             --         51,900

Common stock subscription                 --            --            --        (20,000)            --        (20,000)

Net loss                                  --            --            --             --       (797,069)      (797,069)
                                 ------------  ------------  ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 2002       6,350,000   $     6,350   $   734,240    $   (20,000)   $  (856,892)   $  (136,302)
                                 ============  ============  ============   ============   ============   ============

                                     See accompanying notes to financial statements.



                                                   AMERICAN IDC CORP.
                                              (A DEVELOPMENT-STAGE COMPANY)
                                    STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2003

                                                                                             Deficit
                                                                                           Accumulated
                                                              Additional       Common        During
                                                  Stock        Paid in         Stock       Development
                                 Common Shares    Amount       Capital      Subscription      Stage          Total

BALANCE FORWARD                    6,350,000   $     6,350   $   734,240    $   (20,000)   $  (856,892)   $  (136,302)
                                 ============  ============  ============   ============   ============   ============
Issuance of common stock to
consultants in January 2003
in exchange for services at
approximately $.30 per share         495,000           495       149,168             --             --        149,663
Issuance of common stock to
consultants in March 2003 in
exchange for services at
approximately $.03 per share       1,300,000         1,300        37,700             --             --         39,000
Issuance of common stock in
March 2003 in exchange for
start-up costs at $0.03 per
share                              2,000,000         2,000        58,000             --             --         60,000
Issuance of common stock to
consultants in May 2003 in
exchange for services at
approximately $.03 per share       1,510,000         1,510        43,790             --             --         45,300
Issuance of common stock to
consultants in June 2003 in
exchange for services at
approximately $.03 per share         410,000           410        11,890             --             --         12,300
Issuance of common stock in
June 2003 in exchange for
start-up costs at $0.03 per
share                              1,200,000         1,200        34,800             --             --         36,000
Issuance of common stock in
July 2003 for cash at $.05
per share, net of costs              100,000           100         4,900             --             --          5,000
Issuance of common stock to
consultants in July 2003 in
exchange for services at
approximately $.11 per share       6,729,000         6,729       756,099             --             --        762,828
Issuance of common stock to
consultants in August 2003 in
exchange for services at
approximately $.07 per share       1,397,000         1,397        98,128             --             --         99,525
Issuance of common stock to
related parties in September
2003 in exchange for
previously incurred debts at
$.05 per share (Note B)              230,000           230        11,270             --             --         11,500
Issuance of common stock to
consultants in September 2003
in exchange for services at
approximately $.06 per share         335,000           335        17,552             --             --         17,887
Issuance of common stock to
consultants in October 2003
in exchange for services at
approximately $.05 per share         172,000           172         7,728             --             --          7,900
Issuance of common stock in
November 2003 for cash at
$.06 per share, net of costs         100,000           100         5,900             --             --          6,000
Issuance of common stock to
consultants in December 2003
in exchange for services at
approximately $.10 per share         236,000           236        23,364             --             --         23,600
Common stock subscription                 --            --            --         92,100             --         92,100
Stock options issued in
exchange for services (Note D)            --            --        21,080             --             --         21,080

Net loss                                  --            --            --             --     (1,685,647)    (1,685,647)
                                 ------------  ------------  ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 2003      22,564,000   $    22,564   $ 2,015,609    $    72,100    $(2,542,539)   $  (432,266)
                                 ============  ============  ============   ============   ============   ============

                                     See accompanying notes to financial statements.

                                                           F-7

                                         AMERICAN IDC CORP.
                                    (A DEVELOPMENT-STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS

                                                                                       For the period
                                                                                        from June 3,
                                                                                         1997 (date
                                                                                        of inception)
                                                     For the year ended December 31   through December
                                                          2003            2002            31, 2003
                                                     --------------   --------------   --------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations           $  (1,685,647)   $    (797,068)   $  (2,542,539)
Adjustments to reconcile net loss from
development stage operations to cash used
for operating activities:
Common stock issued in exchange for services
rendered (Note C)                                        1,158,003          546,700        1,716,703
Other income received in forms of restricted
securities (Note B)                                        (33,000)              --          (33,000)

Impairment loss (Note B)                                    33,000               --           33,000
Stock options issued in exchange for services
rendered                                                    21,080           51,900           72,980
Common Stock issued in exchange for start-up costs
(Note C)                                                    96,000               --           96,000
Write off prepaid service fees previously paid by
common stock                                                    --           61,234           75,000
Changes in assets and liabilities:

Cash disbursed in excess of available fund                    (198)             434              236

Accounts payable and accrued expenses                      257,690           76,479          357,613
                                                     --------------   --------------   --------------

NET CASH (USED IN) OPERATING ACTIVITIES                 (153,072)       (60,321)      (224,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
subscription, net of costs                                 103,100           34,990          138,090

Proceeds from (repayments to) officer advances              33,757               --           33,757

Proceeds from (repayments to) shareholder advances          16,215           25,321           52,160
                                                     --------------   --------------   --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  153,072           60,311          224,007

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                 --              (10)              --

Cash and cash equivalents at the beginning of the
period                                                          --               10               --
                                                     --------------   --------------   --------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD   $          --    $          --    $          --
                                                     ==============   ==============   ==============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest             $          --    $          --               $-

Income taxes paid                                               --               --               --

Common stock issued for services                         1,158,003          546,700        1,716,703
Stock options issued in exchange for services
rendered                                                    21,080           51,900           72,980
Common stock issued in exchange for prepaid
expenses                                                        --               --           75,000

Common Stock issued for start-up costs                      96,000               --           96,000

Common Stock issued for the extinguishment of debt          11,500               --           11,500
Other income received in forms of restricted
securities                                                  33,000               --           33,000

                           See accompanying notes to financial statements

                                                 F-8

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

On June 3, 1997, American IDC Corp. (the "Company") was incorporated under the laws of the state of Florida. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing an Internet Data Center business. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2002 the Company has accumulated losses of $2,542,539.

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

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share
-------------------------

The Company computes earnings per share under Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2003and 2002 common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates
----------------

THE PREPARATION OF FINANCIAL STATEMENTS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT CERTAIN REPORTED AMOUNTS AND DISCLOSURES. ACCORDINGLY, ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended December 31, 2003and 2002 and for the period from June 3, 1997 (date of inception) to December 31, 2003

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and development costs during the years ended December 31, 2003and 2002 and for the period from June 3, 1997 (date of inception) to December 31, 2003.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,542,539 from its inception through December 31, 2003 The Company's current liabilities exceeded its current assets by $432,266 as of December 31, 2003.

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and 2002 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation outstanding at December 31, 2003.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

NOTE B - RELATED-PARTY TRANSACTIONS

The Company's officer and principal shareholders have advanced $85,916 and $35,945, net of cash repayments, to the Company for working capital purposes as of December 31, 2003 and 2002, respectively. No formal repayment terms or arrangements exist. During the year ended December 31, 2003 and 2002, the Company issued an aggregate of 230,000 shares of common stock to a shareholder as $11,500 of repayment of shareholder advances (see Note C). Total amount due to officer and shareholders is $74,416 and $35,945 at December 31, 2003 and 2002, respectively.

In June 2003, the Company entered into a consulting agreement ("Agreement") with Bentley Communications Corp. ("Bentley"), an entity controlled by the Company's President. Pursuant to the Agreement, the Company received 10 million shares of Bentley's restricted common stock, valued at $33,000, to provide consulting services to Bentley over a six-month period commencing July 1, 2003. The Company accounted for the shares received as restricted securities under Other Assets and deferred income. As of December 31, 2003, the Company recognized $33,000 of other income in connection with the Agreement.

During the year ended December 31, 2003, the Company recorded a charge for the impairment of the restricted stock received pursuant to the Agreement, because the estimated fair value of the assets was less than the carrying value. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates. Based upon the evaluation, the Company recognized an impairment loss of $33,000 or $ (.00) per share during the year ended December 31, 2003.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2003 and 2002, the Company has issued and outstanding 22,564,000 and 6,350,000 shares of common stock outstanding, respectively.

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

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE C - CAPITAL STOCK (CONTINUED)

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

In October 2002, , the Company issued an aggregate of 300,000 shares of common stock to consultants in exchange for services fees of $255,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

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

In March 2003, the Company issued an aggregate of 1,300,000 shares of common stock to consultants in exchange for services fees of $39,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 2,000,000 shares of common stock at $0.03 per share to purchase a website domain which the Company plans to integrate to its future growth and development of online services and products. Valuation of common stock issued was based upon the value of the website domain acquired, which did not differ materially from the fair value of the Company's common stock during the same period. Start-up costs of $60,000 were charged to income during the year ended December 31, 2003.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE C - CAPITAL STOCK (CONTINUED)

In May 2003, the Company issued an aggregate of 1,510,000 shares of common stock to consultants in exchange for services fees of $45,300. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In June 2003, the Company issued additional 1,200,000 shares of common stock at $0.03 per share to purchase the website domain which the Company plans to integrate to its future growth and development of online services and products. Valuation of common stock issued was based upon the value of the website domain acquired, which did not differ materially from the fair value of the Company's common stock during the same period. Additional start-up costs of $36,000 were charged to income during the year ended December 31, 2003.

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

In August 2003, the Company issued an aggregate of 1,397,000 shares of common stock to consultants in exchange for service fees of $99,525. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

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

In October 2003, the Company issued an aggregate of 172,000 shares of common stock to consultants in exchange for service fees of $7,900. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In November 2003, the Company issued an aggregate of 100,000 shares of common stock to an investor for $6,000 of cash, net of costs and fees.

In December 2003, the Company issued an aggregate of 236,000 shares of common stock to consultants in exchange for service fees of $23,600. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE C - CAPITAL STOCK (CONTINUED)

Additionally, two investors agreed to purchase an aggregate of 362,000 shares of the Company's common stock in the amount of $72,100. As of December 31, 2003, the Company received $72,100 of proceeds from the stock subscription but common stock has not been issued. The Company recorded the $72,100 of proceeds received as stock subscription payable. As of December 31, 2003, the Company also received proceeds of $20,000 for 100,000 shares of common stock subscribed and issued in December 2002.

NOTE D - NON-EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed to a non-employee.

                                Options Outstanding                                    Options Exercisable
                                -------------------                                    -------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
         $0.50           100,000                 4.00                 $ 0.50          100,000        $ 0.50
         $1.50           100,000                 3.00                 $ 1.50          100,000        $ 1.50
         $0.50           200,000                 2.00                 $ 0.50          200,000        $ 0.50
                        ---------               ------                -------        ---------       -------
                         400,000                 2.75                 $ 0.75          300,000        $ 0.75
                        =========               ======                =======        =========       =======

Transactions involving options issued to non-employees are summarized as follows:

                                                                Weighted Average
                                              Number of Shares   Price Per Share
                                              ----------------   ---------------
       Outstanding at January 1, 2002
          Granted                                 300,000           $  0.83
          Exercised                                     -                 -
          Canceled or expired                           -                 -
                                                 ---------          --------
       Outstanding at December 31, 2002           300,000              0.83
          Granted                                 100,000              0.50
          Exercised                                     -                 -
          Canceled or expired                           -                 -
                                                 ---------          --------
       Outstanding at December 31, 2003           400,000           $  0.75
                                                 =========          ========

The weighted-average fair value of warrants granted to employees during the years ended December 31, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                           2003             2002
                                                           ----             ----
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant date           2.63%           1.67%
           Expected stock price volatility                  781%             26%
           Expected dividend payout                           -                -
           Expected option life-years (a)                   4.6      3 - 4 years

         (a)The expected option life is based on contractual expiration dates.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE D - NON-EMPLOYEE STOCK OPTIONS (CONTINUED)

The amount of the expense charged to operations in connection with granting the options was $21,080 and $51,900 for the year ended December 31, 2003 and 2002, respectively.

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $2,540,000, which expire through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $863,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2003 are as follows:

          Non Current:
                 Net operating loss carryforward                     $  863,000
                 Valuation allowance                                   (863,000)
                                                                     -----------
                 Net deferred tax asset                              $       --
                                                                     ===========

NOTE F - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                       2003             2002
                                                  -------------    -------------
Net loss available to common shareholders         $  1,685,647     $   (797,068)
                                                  =============    =============
Basic and fully diluted loss per share            $      (0.11)    $      (0.14)
                                                  =============    =============
Weighted average common shares outstanding          14,977,699        5,499,315
                                                  =============    =============

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

NOTE H - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period June 3, 1997 through December 31, 2003, the Company has incurred a loss of $2,542,539. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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