Form 10QSB
period 2004-03-31
AMERICAN IDC CORP
filed 2004-05-14
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Act of 1934

                  For the quarterly period ended March 31, 2004

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

                         Common Stock, $0.001 par value
               (37,179,300 Shares Outstanding as of May 10, 2004)

                               AMERICAN IDC CORP.

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2004

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheets:                                    3
                  March 31, 2004 and December 31, 2003

                  Condensed Statements of Losses:                              4
                  Three Months ended March 31, 2004 and 2003
                  For the Period June 3, 1997 (Date of Inception) through
                  March 31, 2004

                  Condensed Statements of Deficiency in                        5
                  Stockholders' Equity For the period June 3, 1997
                  (Date of Inception) through March 31, 2004

                  Condensed Statements of Cash Flows:                          7
                  Three Months ended March 31, 2004 and 2003
                  For the Period June 3, 1997 (Date of Inception) through
                  March 31, 2004

                  Notes to Unaudited Condensed Financial Information:          8
                  March 31, 2004

         Item 2.  Managements Discussion and Analysis or Plan of Operation    13

         Item 3. Controls and Procedures                                      20

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           20

         Item 2.  Changes in Securities                                       20

         Item 3.  Defaults Upon Senior Securities                             20

         Item 4.  Submission of Matters to a Vote of Security Holders         20

         Item 5.  Other Information                                           21

         Item 6.  Exhibits and Reports on Form 8-K                            21


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)

                                         AMERICAN IDC CORP.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONDENSED BALANCE SHEETS

                                                                 (Unaudited)       (Audited)
                                                               March 31, 2004   December 31, 2003
                                                               --------------   -----------------
 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                                      $     4,068       $        --
 Prepaid expenses                                                     7,500                --
                                                                ------------      ------------
 Total current assets                                                11,568                --

 Total Assets                                                   $    11,568       $        --
                                                                ============      ============

 LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Cash disbursed in excess of available funds                    $        --       $       237
 Accounts payable and accrued liabilities                           185,995           357,613
 Advances from officer                                               39,938            33,757
 Advances from shareholders                                          51,449            40,659
                                                                ------------      ------------
 Total current liabilities                                          277,382           432,266

 COMMITMENTS AND CONTINGENCIES                                           --                --

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 50,000,000
shares authorized; 30,979,000 and 22,564,000 shares issued
and outstanding at March 31, 2004 and December 31, 2003,
respectively                                                         30,979            22,564
 Additional paid-in-capital                                       2,372,804         2,015,609
 Common stock subscription                                           72,100            72,100
 Accumulated deficit during development stage                    (2,741,697)       (2,542,539)
                                                                ------------      ------------
 (Deficiency in) stockholders' equity                              (265,814)         (432,266)

 Total Liabilities and (Deficiency in) Stockholders'
Equity                                                          $    11,568       $        --
                                                                ============      ============

             See accompanying footnotes to the unaudited condensed financial information

                                                 3


                                              AMERICAN IDC CORP.
                                         (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED STATEMENTS OF LOSSES
                                                  (UNAUDITED)

                                                                                      For the period from
                                                For The Three Months Ended March 31, June 3, 1997 (date of inception) through
                                                      2004                2003           March 31, 2004
                                                      ----                ----           --------------
Costs and Expenses:
 Selling, General and Administrative               $    199,158       $    295,626       $  2,741,697
 Impairment Loss                                             --                 --             33,000
                                                   -------------      -------------      -------------
Total Operating Expense                                 199,158            295,626          2,774,697

Loss from Operations                                   (199,158)          (295,626)        (2,774,697)

Other Income                                                 --                 --             33,000
Provision for Income Tax                                     --                 --                 --
                                                   -------------      -------------      -------------
                                                             --                 --                 --

Net Loss                                           $   (199,158)      $   (295,626)      $ (2,741,697)
                                                   =============      =============      =============

Loss per common share (basic and assuming
dilution)                                          $      (0.01)      $      (0.04)
                                                   =============      =============

Weighted average common shares outstanding           25,977,571          7,265,389

                  See accompanying footnotes to the unaudited condensed financial information


                                                        AMERICAN IDC CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2004
                                                            (UNAUDITED)

                                                                                                             Deficit      Total
                                                                                                           Accumulated  Deficiency
                                                                               Additional      Common         During        in
                                                          Common       Stock     Paid in        Stock      Development  tockholders'
                                                          Shares       Amount    Capital     Subscription     Stage       Equity
                                                          ------       ------    -------     ------------     -----       ------
Issuance of common stock to Founders
in June 1997 in exchange for services
at $.0004 per share                                      5,000,000   $   5,000   $  (3,000)   $        --    $      --    $   2,000
Net Loss                                                        --          --          --             --       (2,000)      (2,000)
                                                         ----------  ----------  ----------   ------------   ----------   ----------
 BALANCE AT DECEMBER 31, 1997                            5,000,000   $   5,000      (3,000)   $        --       (2,000)          --
                                                         ==========  ==========  ==========   ============   ==========   ==========
Net loss                                                        --          --          --             --           --           --
                                                         ----------  ----------  ----------   ------------   ----------   ----------
 BALANCE AT DECEMBER 31, 1998                            5,000,000   $   5,000   $  (3,000)   $        --    $  (2,000)   $      --
                                                         ==========  ==========  ==========   ============   ==========   ==========
Net loss                                                        --          --          --             --         (800)        (800)
                                                         ----------  ----------  ----------   ------------   ----------   ----------
 BALANCE AT DECEMBER 31, 1999                            5,000,000   $   5,000   $  (3,000)   $        --    $  (2,800)   $    (800)
                                                         ==========  ==========  ==========   ============   ==========   ==========
Issuance of common stock to consultants
in September 2000 in exchange for
services at $.10 per share                                 100,000         100       9,900             --           --       10,000
Net loss                                                        --          --          --             --      (15,710)     (15,710)
                                                         ----------  ----------  ----------   ------------   ----------   ----------
 BALANCE AT DECEMBER 31, 2000                            5,100,000   $   5,100   $   6,900    $        --    $ (18,510)   $  (6,510)
                                                         ==========  ==========  ==========   ============   ==========   ==========
Issuance of common stock to consultants
in December 2001 at $.75 per share in
exchange for prepaid service fees                          100,000         100      74,900             --           --       75,000
Net loss                                                        --          --          --             --      (41,313)     (41,313)
                                                         ----------  ----------  ----------   ------------   ----------   ----------
 BALANCE AT DECEMBER 31, 2001                            5,200,000   $   5,200   $  81,800    $        --    $ (59,823)   $  27,177
                                                         ==========  ==========  ==========   ============   ==========   ==========
Issuance of common stock to consultants
in July 2002 in exchange for services
at $.50 per share                                          300,000         300     149,700             --           --      150,000
Issuance of common stock to consultants
in October 2002 in exchange for services
at $.85 per share                                          300,000         300     254,700             --           --      255,000
Shares issued in October 2002 for cash at
$.30 per share, net of costs                               100,000         100      29,890             --           --       29,990
Issuance of common stock to consultants
in November 2002 in exchange for services
at $.35 per share                                          110,000         110      38,390             --           --       38,500
Issuance of common stock to consultants in
December 2002 in exchange for services at
$.43 per share                                             240,000         240     102,960             --           --      103,200
Shares issued in December 2002 for cash
at $.25 per share                                          100,000         100      24,900             --           --       25,000
Stock options issued in exchange for services rendered          --          --      51,900             --           --       51,900
Common stock subscription                                       --          --          --        (20,000)          --      (20,000)
Net loss                                                        --          --          --             --     (797,069)    (797,069)
                                                         ----------  ----------  ----------   ------------   ----------   ----------
 BALANCE AT DECEMBER 31, 2002                            6,350,000   $   6,350   $ 734,240    $   (20,000)   $(856,892)   $(136,302)
                                                         ==========  ==========  ==========   ============   ==========   ==========

                            See accompanying footnotes to the unaudited condensed financial information

                                                                5






                                                        AMERICAN IDC CORP.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2004
                                                            (UNAUDITED)

                                                                                                           Deficit        Total
                                                                                                         Accumulated    Deficiency
                                                                            Additional      Common          During          in
                                                   Common        Stock        Paid in        Stock       Development   Stockholders'
                                                   Shares        Amount       Capital     Subscription      Stage         Equity
                                                   ------        ------       -------     ------------      -----         ------
 BALANCE FORWARD                                  6,350,000   $     6,350   $   734,240   $   (20,000)   $  (856,892)   $  (136,302)
                                                ============  ============  ============  ============   ============   ============
Issuance of common stock to consultants
in January 2003 in exchange for services
at approximately $.30 per share                     495,000           495       149,168            --             --        149,663
Issuance of common stock to consultants
in March 2003 in exchange for services
at approximately $.03 per share                   1,300,000         1,300        37,700            --             --         39,000
Issuance of common stock in March 2003
in exchange for start-up costs at $0.03
per share                                         2,000,000         2,000        58,000            --             --         60,000
Issuance of common stock to consultants
in May 2003 in exchange for services at
approximately $.03 per share                      1,510,000         1,510        43,790            --             --         45,300
Issuance of common stock to consultants
in June 2003 in exchange for services at
approximately $.03 per share                        410,000           410        11,890            --             --         12,300
Issuance of common stock in June 2003
in exchange for start-up costs at $0.03
per share                                         1,200,000         1,200        34,800            --             --         36,000
Issuance of common stock in July 2003
for cash at $.05 per share, net of costs            100,000           100         4,900            --             --          5,000
Issuance of common stock to consultants
in July 2003 in exchange for services at
approximately $.11 per share                      6,729,000         6,729       756,099            --             --        762,828
Issuance of common stock to consultants
in August 2003 in exchange for services at
approximately $.07 per share                      1,397,000         1,397        98,128            --             --         99,525
Issuance of common stock to related parties
in September 2003 in exchange for previously
incurred debts at $.05 per share (Note B)           230,000           230        11,270            --             --         11,500
Issuance of common stock to consultants
in September 2003 in exchange for services at
approximately $.06 per share                        335,000           335        17,552            --             --         17,887
Issuance of common stock to consultants
in October 2003 in exchange for services
at approximately $.05 per share                     172,000           172         7,728            --             --          7,900
Issuance of common stock in November 2003
for cash at $.06 per share, net of costs            100,000           100         5,900            --             --          6,000
Issuance of common stock to consultants in
December 2003 in exchange for services at
approximately $.10 per share                        236,000           236        23,364            --             --         23,600
Common stock subscription                                --            --            --        92,100             --         92,100
Stock options granted in April 2003 in
exchange for services                                    --            --        21,080            --             --         21,080

Net loss                                                 --            --            --            --     (1,685,647)    (1,685,647)
                                                ------------  ------------  ------------  ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2003                     22,564,000   $    22,564   $ 2,015,609   $    72,100    $(2,542,539)   $  (432,266)
                                                ============  ============  ============  ============   ============   ============
Issuance of common stock to consultants
in February 2004 in exchange for services
at approximately $.03 per share                   8,200,000         8,200       245,800            --             --        254,000
Issuance of common stock to consultants in
March 2004 in exchange for services and
prepaid fees at approximately $.07 per share        215,000           215        15,075            --             --         15,290
Stock options granted in March 2004 issued
in exchange for services (Note C)                        --            --        96,320            --             --         96,320

NET LOSS                                                 --            --            --            --       (199,158)      (199,158)
                                                ------------  ------------  ------------  ------------   ------------   ------------
BALANCE AT MARCH 31, 2004                        30,979,000   $    30,979   $ 2,372,804   $    72,100    $(2,741,697)   $  (265,814)
                                                ============  ============  ============  ============   ============   ============

                            See accompanying footnotes to the unaudited condensed financial information


                                                    AMERICAN IDC CORP.
                                              (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                                For the period
                                                                                               from June 3, 1997
                                                                                                   (date of
                                                                                                   inception)
                                                           For the three months ended March 31,     through
                                                                   2004              2003        March 31, 2004
                                                                   ----              ----        --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                    $  (199,158)      $  (295,626)      $(2,741,697)
Adjustments to reconcile net loss from development stage
operations to cash used for operating activities:
Common stock issued in exchange for services rendered              21,790           248,663         1,738,492
Other income received in forms of restricted securities                --                --           (33,000)
Impairment loss                                                        --                --            33,000
Stock options issued in exchange for services rendered             96,320                --           169,300
Common Stock issued in exchange for start-up costs                     --                --            96,000
Write off prepaid service fees previously paid by common
stock                                                                  --                --            75,000
Changes in assets and liabilities:
Cash disbursed in excess of available fund                           (237)             (436)               --
Accounts payable and accrued liabilities                           68,382             1,000           425,995
                                                              ------------      ------------      ------------
NET CASH (USED IN) OPERATING ACTIVITIES                           (12,903)          (46,399)         (236,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
subscription, net of costs                                             --             2,500           138,090
Proceeds from (repayments to) related party advances               16,971            44,338           102,888
                                                              ------------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          16,971            46,838           240,978

NET INCREASE IN CASH AND EQUIVALENTS                                4,068               439             4,068
Cash and cash equivalents at the beginning of the period               --                --                --
                                                              ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD            $     4,068       $       439       $     4,068
                                                              ============      ============      ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                      $        --       $        --       $        --
Income taxes paid                                                      --                --                --
Common stock issued for services                                   21,790           248,663         1,738,492
Stock options issued in exchange for services rendered             96,320                --           169,300
Common stock issued in exchange for prepaid expenses                7,500                --            82,500
Common Stock issued for start-up costs                                 --                --            96,000
Common Stock issued for the extinguishment of debt                     --                --            11,500
Other income received in forms of restricted securities                --                --            33,000
Common stock issued in exchange for accrued management
fees                                                              240,000                --           240,000

                       See accompanying footnotes to the unaudited condensed financial information

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

On June 3, 1997, American IDC Corp. (the "Company") was incorporated under the laws of the state of Florida. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing an Internet Data Center business. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2004, the Company has accumulated losses of $2,741,697.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and for the subsequent periods. The Company does not have any awards of stock-based employee compensation outstanding as of March 31, 2004.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2004 and December 31, 2003, the Company has issued and outstanding 30,979,000 and 22,564,000 shares of common stock, respectively.

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

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

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

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

In September 2003, the Company issued an aggregate of 230,000 shares of common stock to a related party in exchange for $11,500 of previously incurred debt. The Company issued an aggregate of 335,000 shares of common stock to consultants in exchange for service fees of $17,887. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

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

In February 2004, the Company issued an aggregate of 200,000 shares of common stock to consultants in exchange for service fees of $14,000. The Company also issued an aggregate of 8,000,000 shares of common stock to a consultant in exchange for $240,000 of accrued management fees. All valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In March 2004, the Company issued an aggregate of 215,000 shares of common stock to consultants in exchange for $7,790 of service fees and prepaid fees of $7,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

NOTE C - NON-EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed to consultants.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE C - NON-EMPLOYEE STOCK OPTIONS (CONTINUED)


                              Options Outstanding                                  Options Exercisable
                              -------------------                                  -------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
           $0.05           175,000                    0.92          $ 0.05       175,000          $ 0.05
            0.50           100,000                    3.75            0.50       100,000            0.50
            1.50           100,000                    2.75            1.50       100,000            1.50
            0.50           200,000                    1.75            0.50       200,000            0.50
                           -------                    ----          ------       -------          ------
                           575,000                    2.02          $ 0.54       575,000          $ 0.54
                           =======                    ====          ======       =======          ======

Transactions involving options issued to non-employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares    Price Per Share
                                           ----------------    ---------------
         Outstanding at January 1, 2002
            Granted                            300,000             $   0.83
            Exercised                               --                --
            Canceled or expired                     --                --
                                               -------             --------
         Outstanding at December 31, 2002      300,000                 0.83
            Granted                            100,000                 0.50
            Exercised                               --                --
            Canceled or expired                     --                --
                                               -------             --------
         Outstanding at December 31, 2003      400,000             $   0.75
                                               =======             ========
            Granted                            175,000                 0.05
            Exercised                               --                --
            Canceled or expired                     --                --
                                               -------             --------
         Outstanding at March 31, 2004         575,000             $   0.54
                                               =======             ========

The estimated value of the options granted to consultants during the period ended March 31, 2004 was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 1 year, a risk free interest rate of 1.01%, a dividend yield of 0% and volatility of 15%. The amount of the expense charged to operations in connection with granting the options was $96,320 during the period ended March 31, 2004. There were no stock options granted to consultants during the period ended March 31, 2003.

NOTE Q - SUBSEQUENT EVENTS

Subsequent to the date of financial statements, the Company entered into a Film Library License Agreement ("Agreement:") with Omni Media Distribution, Inc. ("Omni") to purchase a license for internet streaming rights. Pursuant to the Agreement, the Company issued a total of 1 million shares of its restricted shares of common stock to Omni for one-year term of unlimited usage rights and an option to renew the agreement for another 1 year with the same consideration. The Company also will grant Omni the option to purchase 500,000 shares of its common stock at exercise price of 0.06 per share within the next year.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this Form 10-QSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and accompanying notes included in the Company's Annual Form 10-KSB for the year ended December 31, 2003.

GENERAL

American IDC Corp. is a developmental-stage company focused on developing online interactive and transition businesses, such as dating sites, portals, and entertainment downloading sites, including movies, television and music. It creates and provides the platforms for its own Internet businesses, where others pay to use its sites and provide their own content. In this way, it hopes to be able to profitably grow without the cost and limitations of being a content provider.

In fiscal 2004, American IDC continued to develop its software and businesses, including online dating sites that are either independent, or tied into syndicated television shows, and an Internet music downloading website for independent bands.

DATING SITES -- MYCOFFEEDATE.COM AND OTHERS

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

The dating television shows are planned to be in domestic syndication and international distribution in 2004. The first launch will be Signs of Love (originally titled Astromates), with production of its pilot scheduled for spring 2004. The Astromatestv website that ties in with the Signs of Love television show, for example, is planned to enable members to find love on the web with the assistance of astrologers, psychics and other gurus. Plans include enabling members to have their astrological charts shown online to assist in finding an astrological love match.

The dating sites are being completed to coincide with each show's premiere. There will be no initial charge to register on the dating sites. A membership fee, comparable in price to similar dating sites, will be offered to those individuals who want to enjoy the sites' premium features.

MUSIC SITES -- HOTRAZOR.COM

HotRazor.com will be a new music-downloading site. HotRazor.com, currently being produced by American IDC, is planned to give local independent, unsigned musicians from across the globe, the ability to have their music listened to and sold to music lovers worldwide while sharing in the download revenue.

HotRazor.com's development began in the fourth quarter of 2003. It will be a music downloading website developed specifically to provide an outlet for independent artists to market, promote, and upload their music to sell to public consumers across the globe. Unlike most other music sites, there are no membership fees to join. The cost of downloading its music is anticipated to be 49 cents per song.

Hotrazor.com's anticipates that its initial revenue will come from several sources. This includes:

o fees paid by music downloaders
o fees paid by independent (indie) bands to be on the site
o advertising revenue from the website and streaming media broadcasts
o consulting fees and commissions for working with indie bands

HOTRAZOR.COM MARKETING PLAN

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

The site is under development and is planned to launch in the fourth quarter of 2004, with Internet radio streaming to follow. Its initial plan is to begin to populate the site by offering 500 bands a membership to HotRazor.com, free of charges for the first year, in the period immediately after launch. This offer is to aid in populating its database of music to offer to downloading consumers using the site. Upon reaching that goal, HotRazor.com will begin signing bands for a small fee, while drawing downloading listeners to the site.

SUBSEQUENT EVENTS

On April 27, 2004, the Company entered into a Exclusive License Agreement with Timeless Video, Inc., a California corporation, Digital Continuum, Inc., a California corporation and ETV, Inc., a California corporation, whereby ACNI agreed to license a library of over 10,000 classic films and television programs and a digital technology solution for encoding, encrypting and broadcasting over the Internet, including a proprietary Digital Continuum software.

With ETV Inc., American IDC hopes to derive income from four sources:

1. Selling Internet channel viewers downloads of films and other programs;
2. Selling broadband channels to content providers for a monthly fee;
3. Selling encoding services to content providers to digitize their programs for broadband delivery;
4. Selling advertising on its own broadband channels.

Results of Operations
---------------------

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

REVENUES- There was no revenue for the three months ended March 31, 2004 and 2003. The Company is in the process of developing its online services as discussed above.

COSTS AND EXPENSES- General costs and expenses decreased from $295,626 for the three months ended March 31, 2003 to $199,158 for the same period ended March 31, 2004. This decrease is primarily due to decrease in consulting fees and general office expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had a working capital deficit of $265,814 compared to a working capital deficit of $432,266 at December 31, 2003, a decrease in deficit of $166,452. This decrease in deficit is primarily due to stock issuance to the Company Chief Executive Officer in the amount of $240,000 in exchange for accrued compensation in 2003.

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

The Company generated a cash flow deficit from operations of $12,903 for the three months ended March 31, 2004. Cash flow deficits from operating activities for the three months ended March 31, 2004 is primarily attributable to the Company's net loss from operations of $199,158 adjusted for common stock issued for services of $21,790, common stock options issued in exchange for services rendered of $96,320 and accounts payable and accrued liabilities in the amount of $68,382.

Cash flow provided from financing activities was $16,971 for the three months ended March 31, 2004. Proceeds received during this period derived from $16,971 from related parties such as shareholders or Company officers. All proceeds were used for working capital.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southeastern United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

THE COMPANY'S INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN THE COMPANY'S DECEMBER 31, 2003 FORM 10-KSB, THAT THE COMPANY HAS INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT THE COMPANY IS DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

PART II:  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a), (b) NONE

(c)      RECENT SALES OF UNREGISTERED SECURITIES

On or about February 29, 2004, the Company issued 8,000,000 shares of restricted common stock to its CEO, Gordon F. Lee, in payment for management services rendered in fiscal 2003. These services were valued at $240,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On or about March 3, 2004, the Company issued 90,000 shares of restricted stock valued at $4,000.00 and an option to purchase 175,000 restricted shares at an exercise price of $.05 per share to Tristan Cavato for consulting services rendered to the Company. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 31.1 Certification of the Chief Executive Officer of American IDC Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of the Chief Financial Officer of American IDC Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer of American IDC Corp. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K filed for the three months ended March 31, 2004

None.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2004                          American IDC Corp.

                                            /s/ Gordon F. Lee
                                            -----------------
                                            Name: Gordon F. Lee
                                            Title: Chief Executive Officer,
                                            Chief Financial Officer and Director