Form 10QSB
period 2004-06-30
AMERICAN IDC CORP
filed 2004-08-23
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                  For the quarterly period ended June 30, 2004

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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,980,605 Common Stock, $0.001 par value as of August 19, 2004.

                               AMERICAN IDC CORP.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2004


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheets:                                    3
                  June 30, 2004 and December 31, 2003

                  Condensed Statements of Losses:                              4
                  Three and Six Months ended June 30, 2004 and 2003
                  For the Period June 3, 1997 (Date of Inception) through June 30, 2004

                  Condensed Statement of Deficiency in Stockholders' Equity:   5
                  For the period June 3, 1997 (Date of Inception) through June 30, 2004

                  Condensed Statements of Cash Flows:                          8
                  Six Months ended June 30, 2004 and 2003
                  For the Period June 3, 1997 (Date of Inception) through June 30, 2004

                  Notes to Unaudited Condensed Financial Information:          9
                  June 30, 2004

         Item 2.  Managements Discussion and Analysis or Plan of Operation    15

         Item 3.  Controls and Procedures                                     21

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           21

         Item 2.  Changes in Securities                                       21

         Item 3.  Defaults Upon Senior Securities                             22

         Item 4.  Submission of Matters to a Vote of Security Holders         22

         Item 5.  Other Information                                           22

         Item 6.  Exhibits and Reports on Form 8-K                            22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)

                                                AMERICAN IDC CORP.
                                          (A DEVELOPMENT STAGE COMPANY)
                                             CONDENSED BALANCE SHEETS

                                                                           (Unaudited)
                                                                          June 30, 2004        December 31, 2003
                                                                        ------------------     ------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $           1,954      $              --
                                                                        ------------------     ------------------
     Total current assets                                                           1,954                     --

     Total Assets                                                       $           1,954      $              --
                                                                        ==================     ==================

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash disbursed in excess of available funds                           $              --      $             237
  Accounts payable and accrued liabilities                                        182,653                357,613
  Advances from officers                                                           32,161                 33,757
  Advances from related parties                                                     5,490                 40,659
                                                                        ------------------     ------------------
     Total current liabilities                                                    220,304                432,266

COMMITMENTS AND CONTINGENCIES                                                          --                     --

(DEFICIENCY IN) STOCKHOLDERS' EQUITY (Note B)
  Common stock, par value $.001 per share; 50,000,000
    shares authorized; 39,166,422 and 22,564,000 shares issued and outstanding at June 30, 2004 and December 31, 2003,
    respectively                                                                   39,166                 22,564
  Additional paid-in-capital                                                    2,816,071              2,015,609
  Common stock subscription                                                        97,850                 72,100
  Deficit during development stage                                             (3,171,437)            (2,542,539)
                                                                        ------------------     ------------------
  (Deficiency in) stockholders' equity                                           (218,350)              (432,266)
                                                                        ------------------     ------------------
     Total Liabilities and (Deficiency in) Stockholders' Equity         $           1,954      $              --
                                                                        ==================     ==================

                   See accompanying footnotes to the unaudited condensed financial information

                                                         AMERICAN IDC CORP.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                   CONDENSED STATEMENTS OF LOSSES
                                                             (UNAUDITED)

                                                                                                                   For the period
                                                                                                                 from June 3, 1997
                                       For The Three Months Ended               For The Six Months Ended             (date of
                                                June 30,                                June 30,                 inception) through
                                        2004                2003                2004               2003            June 30, 2004
                                  ----------------    ----------------    ----------------    ----------------    ----------------
Costs and Expenses:
  Selling, General and
    Administrative                $       429,740     $       162,404     $       628,898     $       458,031     $     3,171,437
  Impairment Loss                              --                  --                  --                  --              33,000
                                  ----------------    ----------------    ----------------    ----------------    ----------------
     Total Operating Expense              429,740             162,404             628,898             458,031           3,204,437

Loss from Operations                     (429,740)           (162,404)           (628,898)           (458,031)         (3,204,437)

Other Income                                   --                  --                  --                  --              33,000
Provision for Income Tax                       --                  --                  --                  --                  --
                                  ----------------    ----------------    ----------------    ----------------    ----------------

Net Loss                          $      (429,740)    $      (162,404)    $      (628,898)    $      (458,031)    $    (3,171,437)
                                  ================    ================    ================    ================    ================

Loss per common share (basic
  and assuming dilution)          $         (0.01)    $         (0.01)    $         (0.02)    $         (0.05)
                                  ================    ================    ================    ================

Weighted average common shares
  outstanding                          36,929,421          11,231,703          31,453,496           9,259,503

                             See accompanying footnotes to the unaudited condensed financial information

                                                         AMERICAN IDC CORP.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2004
                                                             (UNAUDITED)

                                                                                                        Deficit            Total
                                                                                                      Accumulated       Deficiency
                                                                     Additional        Common            During             in
                                     Common           Stock            Paid in          Stock          Development     Stockholders'
                                     Shares           Amount           Capital       Subscription        Stage            Equity
                                 --------------   --------------   --------------   --------------   --------------   --------------
Issuance of common stock to
  Founders in June 1997 in
  exchange for services at
  $.0004 per share               $   5,000,000    $       5,000    $      (3,000)   $          --    $          --    $       2,000
Net Loss                                    --               --               --               --           (2,000)          (2,000)
                                 --------------   --------------   --------------   --------------   --------------   --------------
BALANCE AT DECEMBER 31, 1997         5,000,000            5,000           (3,000)              --           (2,000)              --
                                 ==============   ==============   ==============   ==============   ==============   ==============
Net loss                                    --               --               --               --               --               --
                                 --------------   --------------   --------------   --------------   --------------   --------------
BALANCE AT DECEMBER 31, 1998         5,000,000    $       5,000    $      (3,000)   $          --    $      (2,000)   $          --
                                 ==============   ==============   ==============   ==============   ==============   ==============
Net loss                                    --               --               --               --             (800)            (800)
                                 --------------   --------------   --------------   --------------   --------------   --------------
BALANCE AT DECEMBER 31, 1999         5,000,000    $       5,000    $      (3,000)   $          --    $      (2,800)   $        (800)
                                 ==============   ==============   ==============   ==============   ==============   ==============
Issuance of common stock to
  consultants in September
  2000 in exchange for
  services at $.10 per share           100,000              100            9,900               --               --           10,000
Net loss                                    --               --               --               --          (15,710)         (15,710)
                                 --------------   --------------   --------------   --------------   --------------   --------------
BALANCE AT DECEMBER 31, 2000         5,100,000    $       5,100    $       6,900    $          --    $     (18,510)   $      (6,510)
                                 ==============   ==============   ==============   ==============   ==============   ==============
Issuance of common stock to
  consultants in December
  2001 at $.75 per share in
  exchange for prepaid
  service fees                         100,000              100           74,900               --               --           75,000
Net loss                                    --               --               --               --          (41,313)         (41,313)
                                 --------------   --------------   --------------   --------------   --------------   --------------
BALANCE AT DECEMBER 31, 2001         5,200,000    $       5,200    $      81,800    $          --    $     (59,823)   $      27,177
                                 ==============   ==============   ==============   ==============   ==============   ==============
Issuance of common stock to
  consultants in July 2002
  in exchange for services
  at $.50 per share                    300,000              300          149,700               --               --          150,000
Issuance of common stock to
  consultants in October
  2002 in exchange for
  services at $.85 per share           300,000              300          254,700               --               --          255,000
Shares issued in October 2002
  for cash at $.30 per share,
  net of costs                         100,000              100           29,890               --               --           29,990
Issuance of common stock to
  consultants in November 2002
  in exchange for services at
  $.35 per share                       110,000              110           38,390               --               --           38,500
Issuance of common stock to
  consultants in December 2002
  in exchange for services at
  $.43 per share                       240,000              240          102,960               --               --          103,200
Shares issued in December 2002
  for cash at $.25 per share           100,000              100           24,900               --               --           25,000
Stock options issued in
  exchange for services rendered            --               --           51,900               --               --           51,900
Common stock subscription                   --               --               --          (20,000)              --          (20,000)
Net loss                                    --               --               --               --         (797,069)        (797,069)
                                 --------------   --------------   --------------   --------------   --------------   --------------
BALANCE AT DECEMBER 31, 2002         6,350,000    $       6,350    $     734,240    $     (20,000)   $    (856,892)   $    (136,302)
                                 ==============   ==============   ==============   ==============   ==============   ==============

                             See accompanying footnotes to the unaudited condensed financial information

                                                         AMERICAN IDC CORP.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                                FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2004
                                                             (UNAUDITED)

                                                                                                        Deficit            Total
                                                                                                      Accumulated       Deficiency
                                                                      Additional       Common            During             in
                                        Common           Stock          Paid in         Stock          Development     Stockholders'
                                        Shares           Amount         Capital      Subscription        Stage            Equity
                                    --------------  --------------  --------------  --------------   --------------   --------------

BALANCE FORWARD                         6,350,000   $       6,350   $     734,240   $     (20,000)   $    (856,892)   $    (136,302)
                                    ==============  ==============  ==============  ==============   ==============   ==============

Issuance of common stock to
  consultants in January 2003
  in exchange for services at
  approximately $.30 per share            495,000             495         149,168              --               --          149,663
Issuance of common stock to
  consultants in March 2003
  in exchange for services at
  approximately $.03 per share          1,300,000           1,300          37,700              --               --           39,000
Issuance of common stock in
  March 2003 in exchange for
  start-up costs at $0.03 per
  share                                 2,000,000           2,000          58,000              --               --           60,000
Issuance of common stock to
  consultants in May 2003 in
  exchange for services at
  approximately $.03 per share          1,510,000           1,510          43,790              --               --           45,300
Issuance of common stock to
  consultants in June 2003 in
  exchange for services at
  approximately $.03 per share            410,000             410          11,890              --               --           12,300
Issuance of common stock in
  June 2003 in exchange for
  start-up costs at $0.03 per
  share                                 1,200,000           1,200          34,800              --               --           36,000
Issuance of common stock in
  July 2003 for cash at $.05
  per share, net of costs                 100,000             100           4,900              --               --            5,000
Issuance of common stock to
  consultants in July 2003 in
  exchange for services at
  approximately $.11 per share          6,729,000           6,729         756,099              --               --          762,828
Issuance of common stock to
  consultants in August 2003 in
  exchange for services at
  approximately $.07 per share          1,397,000           1,397          98,128              --               --           99,525
Issuance of common stock to
  related parties in September
  2003 in exchange for
  previously incurred debts at
  $.05 per share (Note B)                 230,000             230          11,270              --               --           11,500
Issuance of common stock to
  consultants in September 2003
  in exchange for services at
  approximately $.06 per share            335,000             335          17,552              --               --           17,887
Issuance of common stock to
  consultants in October 2003 in
  exchange for services at
  approximately $.05 per share            172,000             172           7,728              --               --            7,900
Issuance of common stock in
  November 2003 for cash at $.06
  per share, net of costs                 100,000             100           5,900              --               --            6,000
Issuance of common stock to
  consultants in December 2003 in
  exchange for services at
  approximately $.10 per share            236,000             236          23,364              --               --           23,600
Common stock subscription                      --              --              --          92,100               --           92,100
Stock options granted in April
  2003 in exchange for services                --              --          21,080              --               --           21,080
Net loss                                       --              --              --              --       (1,685,647)      (1,685,647)
                                    --------------  --------------  --------------  --------------   --------------   --------------
BALANCE AT DECEMBER 31, 2003           22,564,000   $      22,564   $   2,015,609   $      72,100    $  (2,542,539)   $    (432,266)
                                    ==============  ==============  ==============  ==============   ==============   ==============

                            See accompanying footnotes to the unaudited condensed financial information

                                                         AMERICAN IDC CORP.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                                FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2004
                                                             (UNAUDITED)

                                                                                                        Deficit            Total
                                                                                                      Accumulated       Deficiency
                                                                       Additional       Common           During             in
                                         Common           Stock          Paid in         Stock         Development     Stockholders'
                                         Shares           Amount         Capital      Subscription       Stage            Equity
                                     --------------  --------------  --------------  --------------  --------------   --------------
BALANCE FORWARD                         22,564,000   $      22,564   $   2,015,609   $      72,100   $  (2,542,539)   $    (432,266)
                                     ==============  ==============  ==============  ==============  ==============   ==============
Issuance of common stock to
  consultants in February 2004
  in exchange for services at
  approximately $.03 per share           8,200,000           8,200         245,800              --              --          254,000
Issuance of common stock to
  consultants in March 2004 in
  exchange for services and
  prepaid fees at approximately
  $.07 per share                           215,000             215          15,075              --              --           15,290
Stock options granted in March
  2004 issued in exchange for
  services (Note C)                             --              --          96,320              --              --           96,320
Issuance of common stock to
  consultants in April 2004 in
  exchange for services and
  prepaid fees at approximately
  $.04 per share                         3,145,000           3,145         125,155              --              --          128,300
Issuance of common stock to
  consultants in April 2004 in
  exchange for related party
  advances at $.03 per share             1,355,300           1,355          39,304              --              --           40,659
Issuance of common stock to
  consultants in April 2004 in
  exchange for license fees at
  $.06 per share                         1,000,000           1,000          59,000              --              --           60,000
Issuance of common stock to
  consultants in May 2004 in
  exchange for services at
  approximately $.08 per share           2,045,455           2,045         175,950              --              --          177,995
Issuance of common stock in June
  2004 in connection with
  private placement at $.06 per
  share, net of costs and fees             250,000             250          14,750              --              --           15,000
Issuance of common stock to
  consultants in June 2004 in
  exchange for services at
  approximately $.08 per share             391,667             392          29,108              --              --           29,500
Common stock subscription                       --              --              --          25,750              --           25,750
Net loss                                        --              --              --              --        (628,898)        (628,898)
                                     --------------  --------------  --------------  --------------  --------------   --------------
BALANCE AT JUNE 30, 2004                39,166,422   $      39,166   $   2,816,071   $      97,850   $  (3,171,437)   $    (218,350)
                                     ==============  ==============  ==============  ==============  ==============   ==============

                            See accompanying footnotes to the unaudited condensed financial information

                                                     AMERICAN IDC CORP.
                                               (A DEVELOPMENT STAGE COMPANY)
                                             CONDENSED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                                        For the period from
                                                                                                         June 3, 1997 (date
                                                                                                           of inception)
                                                                   For the six months ended June 30,          through
                                                                       2004                2003            June 30, 2004
                                                                   ------------        ------------     -------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from development stage operations                         $  (628,898)        $  (458,031)        $(3,171,437)
Adjustments to reconcile net loss from development stage
  operations to cash used for operating activities:
Common stock issued in exchange for services rendered                  321,285             246,263           2,037,988
Common stock issued for license fees                                    60,000                  --              60,000
Amortization of prepaid expenses paid by Company's
  common stock                                                           7,500                  --               7,500
Other income received in forms of restricted securities                     --                  --             (33,000)
Impairment loss                                                             --                  --              33,000
Stock options issued in exchange for services rendered                  96,320                  --             169,300
Common Stock issued in exchange for start-up costs                          --              96,000              96,000
Write off prepaid service fees previously paid by
  common stock                                                              --                  --              75,000
Changes in assets and liabilities:
Cash disbursed in excess of available fund                                (237)               (427)                 --
Accounts payable and accrued expenses                                  101,340              11,031             458,953
                                                                   ------------        ------------        ------------
NET CASH (USED IN) OPERATING ACTIVITIES                                (42,690)           (105,164)           (266,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
  subscription, net of costs and fees                                   40,750              58,600             178,840
Proceeds from officers and related party advances,
  net of repayments                                                      3,894              46,564              89,810
                                                                   ------------        ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               44,644             105,164             268,650

NET INCREASE IN CASH AND EQUIVALENTS                                     1,954                  --               1,954
Cash and cash equivalents at the beginning of the period                    --                  --                  --
                                                                   ------------        ------------        ------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                 $     1,954         $        --         $     1,954
                                                                   ============        ============        ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                           $        --         $        --         $        --
Income taxes paid                                                           --                  --                  --
Common stock issued for services                                       321,285             246,263           2,037,988
Common stock issued for license fees                                    60,000                  --              60,000
Stock options issued in exchange for services rendered                  96,320                  --             169,300
Common stock issued in exchange for prepaid expenses                     7,500                  --              75,000
Common Stock issued for start-up costs                                      --              96,000              96,000
Common Stock issued for the extinguishment of debt                          --                  --              11,500
Other income received in forms of restricted securities                     --                  --              33,000
Common stock issued in exchange for accrued management fees            240,000                  --             240,000
Common stock issued in exchange for accrued service fees                36,300                  --              36,300
Common stock issued in exchange for related party advances              40,659                  --              40,659

                        See accompanying footnotes to the unaudited condensed financial information

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

On June 3, 1997, American IDC Corp. (the "Company") was incorporated under the laws of the state of Florida. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing an Internet Data Center business. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2004, the Company has accumulated losses of $3,171,437.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for subsequent period. The Company does not have any awards of stock-based employee compensation outstanding as of June 30, 2004.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2004 and December 31, 2003, the Company has issued and outstanding 39,166,422 and 22,564,000 shares of common stock, respectively.

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

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

In March 2004, the Company issued an aggregate of 215,000 shares of common stock to consultants in exchange for service fees and prepaid fees of $15,290. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In April 2004, the Company issued an aggregate of 3,145,000 shares of common stock to consultants in exchange for service fees of $113,000 and accrued service fees of $36,300. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 1,355,300 shares of common stock to a related party in exchange for $40,659 of debt due to the related party. The Company also issued 1,000,000 shares of common stock to Omni Media Distribution, Inc. ("Omni") pursuant to Film Library License Agreement the Company entered into on April 1, 2004. The shares issued to Omni were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. License fees of $60,000 were charged to operations during the period ended June 30, 2004.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

In May 2004, the Company issued an aggregate of 2,045,455 shares of common stock to consultants in exchange for service fees of $177,995. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In June 2004, the Company issued an aggregate of 391,667 shares of common stock to consultants in exchange for service fees of $29,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 250,000 to an investor in exchange for $15,000 of cash, net of costs and fees. During the period ended June 30, 2004, the Company also received proceeds of $25,750 for 330,000 shares of common stock subscribed. The 330,000 shares subscribed were issued to the investors in July 2004.

NOTE C - NON-EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed to consultants.

                                Options Outstanding                                   Options Exercisable
                                -------------------                                   -------------------
                                           Weighted Average         Weighed                        Weighted
             Exercise       Number      Remaining Contractual       Average          Number        Average
              Prices     Outstanding         Life (Years)        Exercise Price   Exercisable   Exercise Price
             --------    -----------         ------------        --------------   -----------   --------------
              $0.05         175,000               0.67                $0.05         175,000          $0.05
               0.50         100,000               3.50                 0.50         100,000           0.50
               1.50         100,000               2.50                 1.50         100,000           1.50
               0.50         200,000               1.50                 0.50         200,000           0.50
                            -------               ----                -----         -------          -----
                            575,000               1.77                $0.54         575,000          $0.54
                            =======               ====                =====         =======          =====

Transactions involving options issued to non-employees are summarized as follows:

                                                Number of    Weighted Average
                                                 Shares      Price Per Share
                                                ---------    ----------------

         Outstanding at January 1, 2002
            Granted                              300,000        $   0.83
            Exercised                                 --              --
            Canceled or expired                       --              --
                                                ---------       ---------
         Outstanding at December 31, 2002        300,000            0.83
            Granted                              100,000            0.50
            Exercised                                 --              --
            Canceled or expired                       --              --
                                                ---------       ---------
         Outstanding at December 31, 2003        400,000        $   0.75
                                                =========       =========
            Granted                              175,000            0.05
            Exercised                                 --              --
            Canceled or expired                       --              --
                                                ---------       ---------
         Outstanding at June 30, 2004            575,000        $   0.54
                                                =========       =========

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE C - NON-EMPLOYEE STOCK OPTIONS (CONTINUED)

The estimated value of the options granted to consultants during the period ended June 30, 2004 was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 1 year, a risk free interest rate of 1.01%, a dividend yield of 0% and volatility of 15%. Compensation expenses charged to operations in connection with granting the options were $96,320 and $21,080 for the period ended June 30, 2004 and 2003, respectively.

NOTE D - COMMITMENT AND CONTINGENCIES

On April 27, 2004, the Company entered into an Exclusive License Agreement with Timeless Video, Inc., a California corporation, Digital Continuum, Inc., a California corporation and ETV, Inc., a California corporation, whereby the Company agreed to license a library of over 10,000 classic films and television programs and a digital technology solution for encoding, encrypting and broadcasting over the Internet, including a proprietary Digital Continuum software, for use in North America. In exchange for this license, the Company agreed to pay $10,000 in cash and issue 5,000,000 shares of restricted common stock to ETV, Inc. As of June 30, 2004, the shares had not been issued.

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

In fiscal 2004, American IDC continued to develop its software and businesses, including online dating sites that are either independent, or tied into syndicated television shows, and an Internet music downloading website for independent bands. Further, the Company entered into an exclusive license agreement to provide services related to broadband streaming over the Internet.

Forward Looking Statements
--------------------------

This report may contain "forward-looking statements," which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's results, operations, performance, financial condition, plans, growth and strategies, which include, without limitation, statements preceded or followed by or that include the words "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. Any statements contained in this report or the information incorporated by reference that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(F) of the Securities Exchange Act of 1934. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the Company's control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except to the extent such updates and/or revisions are required by applicable law.

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

The dating television shows are planned to be in domestic syndication and international distribution in 2004. The first launch will be Signs of Love (originally titled Astromates), with production of its pilot scheduled for 2004. The Astromatestv website that ties in with the Signs of Love television show, for example, is planned to enable members to find love on the web with the assistance of astrologers, psychics and other gurus. Plans include enabling members to have their astrological charts shown online to assist in finding an astrological love match.

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

ETV, INC.

On April 27, 2004, the company entered into a Exclusive License Agreement with Timeless Video, Inc., a California corporation, Digital Continuum, Inc., a California corporation and ETV, Inc., a California corporation, whereby American IDC agreed to license a library of over 10,000 classic films and television programs and a digital technology solution for encoding, encrypting and broadcasting over the Internet, including a proprietary Digital Continuum software, for use in North America. In exchange for this license, American IDC agreed to pay $10,000 and issue 5,000,000 shares of restricted common stock to ETV. At June 30, 2004, these shares had not been issued.

Through its licenses, ETV offers an end to end solution for broadband streaming over the Internet combined with an exclusive, proven digital streaming technology and revenue-producing content which includes Hollywood classic movies, television programs and cartoons. Other potential content areas include classic sports, extreme sports, sports, religion, self-help, cooking and other areas of wide interest including comedy, medical and music videos. The company is also considering introducing corporate employee training programs, education including distance learning and infomercials.

With ETV, American IDC hopes to shift viewers to digital video on the Internet by bringing multiple channels to the Internet. Home computer users should be able to download and view movies in DVD format for television viewing quality, full screen on their computers, using a standard broadband connection. Internet TV can be viewed on a broadband computer by running a cable from "video out" on your broadband computer (with a video card) to video in. Wireless will also work.

American IDC hopes to derive income from four sources:

1.       Selling Internet channel viewers downloads of films and other programs;
2.       Selling content distribution, similar to infomercials;
3.       Selling advertising on its own broadband channels; and
4. Selling BIT to pre-existing cable channels to dramatically expand viewership.

Subsequent to June 30, 2004, the license with ETV was amended to include China. The company is interested in introducing the ETV streaming technology in China to several Chinese TV stations to expand viewership nationally in China.

Results of Operations
---------------------

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES- There was no revenue for the six months ended June 30, 2004 and 2003. The Company is in the process of developing its services as discussed above.

COSTS AND EXPENSES- General costs and expenses increased from $458,031 for the six months ended June 30, 2003 to $628,898 for the same period ended June 30, 2004. This increase of $170,867, or 37% is primarily due to an increase in consulting fees paid with the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had a working capital deficit of $218,350 compared to a working capital deficit of $432,266 at December 31, 2003, a decrease in deficit of $213,916. This decrease in deficit is primarily due to a decrease in accrued management fees of $240,000 which was paid with the Company's common stock in February 2004.

The Company generated a cash flow deficit from operations of $42,690 for the six months ended June 30, 2004. Cash flow deficits from operating activities for the six months ended June 30, 2004 is primarily attributable to the Company's net loss from operations of $628,898 adjusted for common stock issued for services of $321,285, common stock issued in exchange for license fees of $60,000, stock options issued in exchange for services rendered valued at $96,320, and increase in accounts payable and accrued expenses in the amount of $101,340.

Cash flow provided from financing activities was $44,644 for the six months ended June 30, 2004. Proceeds received during this period derived from $40,750 from proceeds from the sale of common stock and stock subscription, net of costs and fees, and advances from related parties such as shareholders or Company officers in the amount of $3,894, net of repayments. All proceeds were used for working capital.

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

DEVELOPING MARKET; ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR BUSINESS JUST NOW BEING PROVEN.

The Company's long-term viability is substantially dependent upon the continued widespread acceptance and use of the Internet as a medium for the internet dating and the music and video downloading business in terms of the sales of both products and services to businesses and individuals. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce.

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

COMPETITION

The markets in which the Company will operate are very competitive. Many competitors have substantially greater, financial, technical, marketing, and distribution resources than the Company.

In all of its proposed markets, the Company will compete against a large number of companies of varying sizes and resources. There are an increasing number of competitive services and products offered by a growing number of companies. Increased competition in any service or product area may result in a loss of a client, reduction in sales revenue, or additional price competition, any of which could have a material adverse effect on the Company's operating results. In addition, existing competitors may continue to broaden their service and/or product lines and other potential competitors may enter or increase their presence in the proposed market, resulting in greater competition for the Company.

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

(b) During the quarter ended June 30, 2004, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II:  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a), (b) NONE

(c)      RECENT SALES OF UNREGISTERED SECURITIES

On or about June 16, 2004, the Company issued Larry O'Donnell 91,667 shares of restricted common stock, valued at $5,500 or $.06 per share, in exchange for certain consulting services provided to the Company related to the operation the Company's "etv" websites from June 1, 2004 to June 15, 2004. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On or about May 28, 2004, the Company issued Tristan Cavato, an investor, 250,000 restricted shares of common stock at a price of $.06 per share or $15,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On or about May 10, 2004, the Company issued Roderick Turner, a consultant, 45,455 restricted shares of common stock valued at $.066 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

In April 2004, the Company issued 1,000,000 shares of restricted common stock to Omni Media Distribution, Inc. pursuant to a Film Library License Agreement for license fees in the amount of $60,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


Exhibit 10.1    Exclusive License Agreement with ETV et al*

Exhibit 31.1 Certification of the Chief Executive Officer of American IDC Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of the Chief Financial Officer of American IDC Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer of American IDC Corp. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Filed with the company's Form 8-K dated May 12, 2004

(b)      Reports on Form 8-K filed for the three months ended June 30, 2004

On May 12, 2004, the company filed a report on Form 8-K, reporting under Item 2, Acquisition or Disposition of Assets, that on April 27, 2004, it entered into a license agreement with Timeless Video, Inc., a California corporation, Digital Continuum, Inc. and ETV, Inc., whereby the company agree to license a library of over 10,000 classic films and television programs and a digital technology solution for encoding, encrypting and broadcasting over the Internet, including proprietary Digital Continuum (DC) software. Under the licensing agreement, the company will license the library and DC software in North America for a period of ten years, renewable by mutual agreement of the parties. In consideration for the license, the company agreed to pay $10,000 and five million shares of its restricted stock.

The license also included an exclusive two-year option to purchase the licensed assets for five million dollars payable in cash or common stock, as determined by the parties.

Further, the company reported under Item 5, Other Events, that Alston Barnard and Garry Lawson, principals of the licensor, agreed to enter into one year consulting agreements with American IDC to assist with marketing and utilization of the licensed assets. The agreements were for a one-year term and included payment of 1,000,000 shares of American IDC common stock.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2004                American IDC Corp.

                                     /s/ Gordon F. Lee
                                     -------------------------------------------
                                     Name: Gordon F. Lee
                                     Title: Chief Executive Officer,
                                            Chief Financial Officer and Director