Form 10QSB
period 2004-09-30
AMERICAN IDC CORP
filed 2004-11-15
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                For the quarterly period ended September 30, 2004

                        Commission file number: 000-31541

                               AMERICAN IDC CORP.
        (Exact name of small business issuer as specified in its charter)

             Florida                                            65-0941058
 (State or other jurisdiction of                             (IRS Employee
  incorporation or organization)                           Identification No.)

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

Yes  [X]         No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                         46,876,605
            (Class)                      (Outstanding as of September 30, 2004)

                                              AMERICAN IDC CORP.

                                   Quarterly Report on Form 10-QSB for the
                                  Quarterly Period Ending September 30, 2004


                                              Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheets:
                  September 30, 2004 and December 31, 2003

                  Condensed Statements of Losses:
                  Three and Nine Months Ended September 30, 2004 and 2003
                  For the Period June 3, 1997 (Date of Inception) through September 30, 2004

                  Condensed Statements of Deficiency in Stockholders' Equity
                  For the period June 3, 1997 (Date of Inception) through September 30, 2004

                  Condensed Statements of Cash Flows:
                  Nine Months Ended September 30, 2004 and 2003
                  For the Period June 3, 1997 (Date of Inception) through September 30, 2004

                  Notes to Unaudited Condensed Financial Information:
                  September 30, 2004

         Item 2.  Managements Discussion and Analysis or Plan of Operation

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

         Item 6.  Exhibits and Reports on Form 8-K


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)

                                              AMERICAN IDC CORP.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED BALANCE SHEETS


                                                                        (Unaudited)
                                                                    September 30, 2004      December 31, 2003
                                                                    ------------------     ------------------
 ASSETS
 CURRENT ASSETS:
 Cash and cash equivalents                                          $              75      $              --
                                                                    ------------------     ------------------

 Total Assets                                                       $              75      $              --
                                                                    ==================     ==================

 LIABILITIES AND (DEFICIENCY IN)
STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Cash disbursed in excess of available funds                        $              --      $             237

 Accounts payable and accrued liabilities                                     115,862                357,613

 Other advances                                                                18,800                     --

 Advances from officer                                                         21,581                 33,757

 Advances from related parties                                                  5,490                 40,659
                                                                    ------------------     ------------------

 Total current liabilities                                                    161,733                432,266


 COMMITMENTS AND CONTINGENCIES                                                     --                     --

 (DEFICIENCY IN) STOCKHOLDERS' EQUITY
 Common stock, par value $.001 per share; 250,000,000
shares authorized; 46,876,605 and 22,564,000 shares issued
and outstanding at September 30, 2004 and December 31,
2003, respectively                                                             46,877                 22,564

 Additional paid-in-capital                                                 3,323,598              2,015,609

 Common stock subscription                                                     92,100                 72,100

 Accumulated deficit during development stage                              (3,624,233)            (2,542,539)
                                                                    ------------------     ------------------

 (Deficiency in) stockholders' equity                                        (161,658)              (432,266)
                                                                    ------------------     ------------------
 Total Liabilities and (Deficiency in) Stockholders' Equity         $              75      $              --
                                                                    ==================     ==================


                 See accompanying footnotes to the unaudited condensed financial information

                                                        AMERICAN IDC CORP.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  CONDENSED STATEMENTS OF LOSSES
                                                           (UNAUDITED)


                                                                                                                  For the period
                                                                                                                   from June 3,
                                                                                                                  1997 (date of
                                      For The Three Months                       For The Nine Months                inception)
                                       Ended September 30,                       Ended September 30,                 through
                             -------------------------------------     -------------------------------------       September 30,
                                   2004                  2003                2004                 2003                 2004
                             ----------------     ----------------     ----------------     ----------------     ----------------
Costs and Expenses:
 Selling, General and
Administrative               $       452,796      $       927,481      $     1,081,694      $     1,385,512      $     3,624,233

 Impairment Loss                          --                   --                   --                   --               33,000
                             ----------------     ----------------     ----------------     ----------------     ----------------

Total Operating Expense              452,796              927,481            1,081,694            1,385,512            3,657,233


Loss from Operations                (452,796)            (927,481)          (1,081,694)          (1,385,512)          (3,657,233)


Other Income                              --               16,500                   --               16,500               33,000

Provision for Income Tax                  --                   --                   --                   --                   --
                             ----------------     ----------------     ----------------     ----------------     ----------------

Net Loss                     $      (452,796)     $      (910,981)     $    (1,081,694)     $    (1,369,012)     $    (3,624,233)
                             ================     ================     ================      ===============      ===============

Loss per common share
(basic and assuming
dilution)                    $         (0.01)     $         (0.05)     $         (0.03)     $         (0.11)
                             ================     ================     ================     ================

Weighted average common
shares outstanding                44,726,314           18,884,196           35,910,063           12,502,989
                             ================     ================     ================     ================


                           See accompanying footnotes to the unaudited condensed financial information

                                                        AMERICAN IDC CORP.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
                                                           (UNAUDITED)

                                                                                                         Deficit         Total
                                                                                                       Accumulated     Deficiency
                                                                          Additional       Common        During            in
                                              Common         Stock         Paid in         Stock       Development    Stockholders'
                                              Shares         Amount        Capital      Subscription      Stage          Equity
                                          -------------- -------------- --------------  ------------  --------------  --------------
Issuance of common stock to Founders
in June 1997 in exchange for services
at $.0004 per share                           5,000,000  $       5,000  $      (3,000)  $        --   $          --   $       2,000

Net Loss                                             --             --             --            --          (2,000)         (2,000)
                                          -------------- -------------- --------------  ------------  --------------  --------------
BALANCE AT DECEMBER 31, 1997                  5,000,000          5,000         (3,000)           --          (2,000)             --
                                          ============== ============== ==============  ============  ==============  ==============
Net loss                                             --             --             --            --              --              --
                                          -------------- -------------- --------------  ------------  --------------  --------------
 BALANCE AT DECEMBER 31, 1998                 5,000,000  $       5,000  $      (3,000)  $        --   $      (2,000)  $          --
                                          ============== ============== ==============  ============  ==============  ==============
Net loss                                             --             --             --            --            (800)           (800)
                                          -------------- -------------- --------------  ------------  --------------  --------------
 BALANCE AT DECEMBER 31, 1999                 5,000,000  $       5,000  $      (3,000)  $        --   $      (2,800)  $        (800)
                                          ============== ============== ==============  ============  ==============  ==============
Issuance of common stock to
consultants in September 2000 in
exchange for services at $.10 per share         100,000            100          9,900            --              --          10,000

Net loss                                             --             --             --            --         (15,710)        (15,710)
                                          -------------- -------------- --------------  ------------  --------------  --------------
 BALANCE AT DECEMBER 31, 2000                 5,100,000  $       5,100  $       6,900   $        --   $     (18,510)  $      (6,510)
                                          ============== ============== ==============  ============  ==============  ==============
 Issuance of common stock to
consultants in December 2001 at
$.75 per share in exchange for
prepaid service fees                            100,000            100         74,900            --              --          75,000

Net loss                                             --             --             --            --         (41,313)        (41,313)
                                          -------------- -------------- --------------  ------------  --------------  --------------
 BALANCE AT DECEMBER 31, 2001                 5,200,000  $       5,200  $      81,800   $        --   $     (59,823)  $      27,177
                                          ============== ============== ==============  ============  ==============  ==============
 Issuance of common stock to
consultants in July 2002 in exchange
for services at $.50 per share                  300,000            300        149,700            --              --         150,000

 Issuance of common stock to
consultants in October 2002 in
exchange for services at $.85
per share                                       300,000            300        254,700            --              --         255,000

 Shares issued in October 2002 for
cash at $.30 per share, net of costs            100,000            100         29,890            --              --          29,990

 Issuance of common stock to
consultants in November 2002 in
exchange for services at $.35
per share                                       110,000            110         38,390            --              --          38,500

 Issuance of common stock to
consultants in December 2002 in
exchange for services at $.43
per share                                       240,000            240        102,960            --              --         103,200

 Shares issued in December 2002 for
cash at $.25 per share                          100,000            100         24,900            --              --          25,000

 Stock options issued in exchange
for services rendered                                --             --         51,900            --              --          51,900

 Common stock subscription                           --             --             --       (20,000)             --         (20,000)

 Net loss                                            --             --             --            --        (797,069)       (797,069)
                                          -------------- -------------- --------------  ------------  --------------  --------------
 BALANCE AT DECEMBER 31, 2002                 6,350,000  $       6,350  $     734,240   $   (20,000)  $    (856,892)  $    (136,302)
                                          ============== ============== ==============  ============  ==============  ==============

                           See accompanying footnotes to the unaudited condensed financial information

                                                         AMERICAN IDC CORP.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                             FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
                                                             (UNAUDITED)

                                                                                                       Deficit           Total
                                                                                                     Accumulated       Deficiency
                                                                      Additional       Common           During             in
                                        Common          Stock          Paid in          Stock         Development     Stockholders'
                                        Shares          Amount         Capital       Subscription        Stage           Equity
                                    --------------  --------------  --------------  --------------   --------------   --------------
 BALANCE FORWARD                        6,350,000   $       6,350   $     734,240   $     (20,000)   $    (856,892)   $    (136,302)
                                    ==============  ==============  ==============  ==============   ==============   ==============
Issuance of common stock to
consultants in January 2003
in exchange for services at
approximately $.30 per share              495,000             495         149,168              --               --          149,663

Issuance of common stock to
consultants in March 2003 in
exchange for services at
approximately $.03 per share            1,300,000           1,300          37,700              --               --           39,000

Issuance of common stock in
March 2003 in exchange for
start-up costs at $0.03 per
share                                   2,000,000           2,000          58,000              --               --           60,000

Issuance of common stock to
consultants in May 2003 in
exchange for services at
approximately $.03 per share            1,510,000           1,510          43,790              --               --           45,300

Issuance of common stock to
consultants in June 2003 in
exchange for services at
approximately $.03 per share              410,000             410          11,890              --               --           12,300

Issuance of common stock in
June 2003 in exchange for
start-up costs at $0.03 per
share                                   1,200,000           1,200          34,800              --               --           36,000

Issuance of common stock in
July 2003 for cash at $.05
per share, net of costs                   100,000             100           4,900              --               --            5,000

Issuance of common stock to
consultants in July 2003 in
exchange for services at
approximately $.11 per share            6,729,000           6,729         756,099              --               --          762,828

Issuance of common stock to
consultants in August 2003 in
exchange for services at
approximately $.07 per share            1,397,000           1,397          98,128              --               --           99,525

Issuance of common stock to
related parties in September
2003 in exchange for previously
incurred debts at $.05 per
share (Note B)                            230,000             230          11,270              --               --           11,500

Issuance of common stock to
consultants in September 2003
in exchange for services at
approximately $.06 per share              335,000             335          17,552              --               --           17,887

Issuance of common stock to
consultants in October 2003
in exchange for services at
approximately $.05 per share              172,000             172           7,728              --               --            7,900

Issuance of common stock in
November 2003 for cash at $.06
per share, net of costs                   100,000             100           5,900              --               --            6,000

Issuance of common stock to
consultants in December 2003
in exchange for services at
approximately $.10 per share              236,000             236          23,364              --               --           23,600

Common stock subscription                      --              --              --          92,100               --           92,100

Stock options granted in April
2003 in exchange for services                  --              --          21,080              --               --           21,080

Net loss                                       --              --              --              --       (1,685,647)      (1,685,647)
                                    --------------  --------------  --------------  --------------   --------------   --------------
BALANCE AT DECEMBER 31, 2003           22,564,000   $      22,564   $   2,015,609   $      72,100       (2,542,539)   $    (432,266)
                                    ==============  ==============  ==============  ==============   ==============   ==============

                             See accompanying footnotes to the unaudited condensed financial information

                                                         AMERICAN IDC CORP.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                             FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
                                                             (UNAUDITED)

                                                                                                       Deficit           Total
                                                                                                     Accumulated       Deficiency
                                                                      Additional       Common           During             in
                                        Common          Stock          Paid in          Stock         Development     Stockholders'
                                        Shares          Amount         Capital       Subscription        Stage           Equity
                                    --------------  --------------  --------------  --------------   --------------   --------------


BALANCE FORWARD                        22,564,000   $      22,564   $   2,015,609   $      72,100    $  (2,542,539)   $    (432,266)
                                    ==============  ==============  ==============  ==============   ==============   ==============
Issuance of common stock to
consultants in February 2004
in exchange for services at
approximately $.03 per share            8,200,000           8,200         245,800              --               --          254,000

Issuance of common stock to
consultants in March 2004 in
exchange for services and
prepaid fees at approximately
$.07 per share                            215,000             215          15,075              --               --           15,290

Stock options granted in March
2004 issued in exchange for
services (Note C)                              --              --          96,320              --               --           96,320

Issuance of common stock to
consultants in April 2004 in
exchange for services and
prepaid fees at approximately
$.04 per share                          3,145,000           3,145         125,155              --               --          128,300

Issuance of common stock to
consultants in April 2004 in
exchange for related party
advances at $.03 per share              1,355,300           1,355          39,304              --               --           40,659

Issuance of common stock to
consultants in April 2004 in
exchange for license fees at
$.06 per share                          1,000,000           1,000          59,000              --               --           60,000

Issuance of common stock to
consultants in May 2004 in
exchange for services at
approximately $.08 per share            2,045,455           2,046         175,949              --               --          177,995

Issuance of common stock in
June 2004 in connection with
private placement at $.06 per
share, net of costs and fees              250,000             250          14,750              --               --           15,000

Issuance of common stock to
consultants in June 2004 in
exchange for services at
approximately $.08 per share              391,667             392          29,108              --               --           29,500

Issuance of common stock to
consultants in July 2004 in
exchange for services at
approximately $.09 per share            2,134,183           2,134         182,571              --               --          184,705

Issuance of common stock in
July 2004 in connection with
private placement at $.08 per
share, net of costs and fees              330,000             330          25,420              --               --           25,750

Issuance of common stock to
consultants in August 2004 in
exchange for services at
approximately $.06 per share              950,000             950          58,550              --               --           59,500

Issuance of common stock to
officers in August 2004 in
exchange for management fees
and officer advances at
approximately $.06 per share            3,000,000           3,000         167,000              --               --          170,000

Issuance of common stock in
August 2004 in connection with
private placement at $.05 per
share, net of costs and fees              400,000             400          20,200              --               --           20,600

Issuance of common stock to
consultants in September 2004
in exchange for services at
approximately $.06 per share              796,000             796          48,887              --               --           49,683

Issuance of common stock in
September 2004 in connection
with private placement at $.05
per share, net of costs and fees          100,000             100           4,900              --               --            5,000

Common stock subscription                      --              --              --          20,000               --           20,000

Net loss                                       --              --              --              --       (1,081,694)      (1,081,694)
                                    --------------  --------------  --------------  --------------   --------------   --------------
BALANCE AT SEPTEMBER 30, 2004          46,876,605   $      46,877   $   3,323,598   $      92,100    $  (3,624,233)   $    (161,658)
                                    ==============  ==============  ==============  ==============   ==============   ==============

                             See accompanying footnotes to the unaudited condensed financial information

                                                    AMERICAN IDC CORP.
                                              (A DEVELOPMENT STAGE COMPANY)
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                                         For the period
                                                                                                           from June 3,
                                                                                                          1997 (date of
                                                                        For The Nine Months                inception)
                                                                        Ended September 30,                  through
                                                               -------------------------------------      September 30,
                                                                     2004                 2003                2004
                                                               ----------------     ----------------     ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from development stage operations                     $    (1,081,694)     $    (1,369,012)     $    (3,624,233)

Adjustments to reconcile net loss from development stage operations to cash used for operating activities:

Common stock issued in exchange for services rendered                  696,673            1,126,503            2,413,376

Common stock issued for license fees                                    60,000                   --               60,000

Amortization of prepaid expenses paid by Company's common
stock                                                                    7,500                   --                7,500

Other income received in forms of restricted securities                     --              (16,500)             (33,000)

Impairment loss                                                             --                   --               33,000

Stock options issued in exchange for services rendered                  96,320                   --              169,300

Common Stock issued in exchange for start-up costs                          --               96,000               96,000

Write off prepaid service fees previously paid by common
stock                                                                       --                   --               75,000

Changes in assets and liabilities:

Cash disbursed in excess of available funds                               (237)                (435)                  --

Accounts payable and accrued expenses                                   34,549                6,658              392,162
                                                               ----------------     ----------------     ----------------

NET CASH (USED IN) OPERATING ACTIVITIES                               (186,889)            (156,786)            (410,895)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock and stock subscription,
net of costs and fees                                                  145,850               97,100              283,940

Proceeds from other advances                                            18,800                   --               18,800

Proceeds from officers and related party advances, net of
repayments                                                              22,314               60,755              108,230
                                                               ----------------     ----------------     ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              186,964              157,855              410,970


NET INCREASE IN CASH AND EQUIVALENTS                                        75                1,069                   75

Cash and cash equivalents at the beginning of the period                    --                   --                   --
                                                               ----------------     ----------------     ----------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD             $            75      $         1,069      $            75
                                                               ================     ================     ================

                       See accompanying footnotes to the unaudited condensed financial information

                                                  AMERICAN IDC CORP.
                                            (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                     (UNAUDITED)


                                                                                                     For the period
                                                                                                       from June 3,
                                                                                                      1997 (date of
                                                                        For The Nine Months             inception)
                                                                        Ended September 30,              through
                                                                ----------------------------------     September 30,
                                                                      2004               2003              2004
                                                                ---------------    ---------------    ---------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                        $           --     $           --     $           --

Income taxes paid                                                           --                 --                 --

Common stock issued for services                                       696,673          1,126,503          2,413,376

Common stock issued for license fees                                    60,000                 --             60,000

Stock options issued in exchange for services rendered
(Note C)                                                                96,320                 --            169,300

Common stock issued in exchange for prepaid expenses                     7,500                 --             75,000

Common Stock issued for start-up costs                                      --             96,000             96,000

Other income received in forms of restricted securities                     --                 --             33,000

Common stock issued in exchange for accrued management fees            240,000                 --            240,000

Common stock issued in exchange for accrued service fees                36,300                 --             36,300

Common stock issued in exchange for related party advances              40,659             11,500             52,159

Common stock issued in exchange for officer advances                    29,000                 --             29,000

                     See accompanying footnotes to the unaudited condensed financial information

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

On June 3, 1997, American IDC Corp. (the "Company") was incorporated under the laws of the state of Florida. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing an Internet Data Center business. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2004, the Company has accumulated losses of $3,624,233.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for subsequent period. The Company does not have any awards of stock-based employee compensation outstanding as of September 30, 2004.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2004 and December 31, 2003, the Company has issued and outstanding 46,876,605 and 22,564,000 shares of common stock, respectively.

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

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

In April 2004, the Company issued an aggregate of 3,145,000 shares of common stock to consultants in exchange for service fees of $92,000 and accrued service fees of $36,300. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 1,355,300 shares of common stock to a related party in exchange for $40,659 of debt due to the related party. The Company also issued 1,000,000 shares of common stock to Omni Media Distribution, Inc. ("Omni") pursuant to Film Library License Agreement the Company entered into on April 1, 2004. The shares issued to Omni were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. License fees of $60,000 were charged to operations during the period ended September 30, 2004.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

In July, 2004, the Company issued an aggregate of 2,134,183 shares of common stock to consultants in exchange for service fees of $184,705. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 330,000 to investors in exchange for $25,750 of cash received in June 30, 2004, net of costs and fees.

In August, 2004, the Company issued an aggregate of 950,000 shares of common stock to consultants in exchange for service fees of $59,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 3,000,000 shares of common stock to Company Officer in exchange for management fees of $141,000 and $29,000 of officer advances. Additionally, the Company issued 400,000 to an investor in exchange for $20,600 of cash, net of costs and fees.

In September, 2004, the Company issued an aggregate of 796,000 shares of common stock to consultants in exchange for service fees of $49,683. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 100,000 to an investor in exchange for $5,000 of cash, net of costs and fees. During the period ended September 30, 2004, the Company also received proceeds of $20,000 for 400,000 shares of common stock subscribed. The 400,000 shares subscribed were subsequently issued to the investors in October 2004.

NOTE C - NON-EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed to consultants.

                               AMERICAN IDC CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE C - NON-EMPLOYEE STOCK OPTIONS (CONTINUED)

                                Options Outstanding                                Options Exercisable
                                -------------------                                -------------------
                                           Weighted Average        Weighed                       Weighted
                              Number    Remaining Contractual      Average         Number        Average
   Exercise Prices         Outstanding       Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------         -----------       ------------       --------------  -----------   --------------
        $0.05                 175,000            0.42              $ 0.05         175,000         $ 0.05
         0.50                 100,000            3.25                0.50         100,000           0.50
         1.50                 100,000            2.25                1.50         100,000           1.50
         0.50                 200,000            1.25                0.50         200,000           0.50
                              -------            ----              ------         -------         ------
                              575,000            1.52              $ 0.54         575,000         $ 0.54
                              =======            ====              ======         =======         ======

Transactions involving options issued to non-employees are summarized as follows:

                                                                             Weighted Average
                                                      Number of Shares        Price Per Share
                                                      ----------------        ---------------
       Outstanding at January 1, 2002
          Granted                                          300,000              $     0.83
          Exercised                                              -                       -
          Canceled or expired                                    -                       -
                                                        -----------             -----------
       Outstanding at December 31, 2002                    300,000                    0.83
          Granted                                          100,000                    0.50
          Exercised                                              -                       -
          Canceled or expired                                    -                       -
                                                        -----------             -----------
       Outstanding at December 31, 2003                    400,000              $     0.75
                                                        ===========             ===========
          Granted                                          175,000                    0.05
          Exercised                                              -                       -
          Canceled or expired                                    -                       -
                                                        -----------             -----------
       Outstanding at September 30, 2004                   575,000              $     0.54
                                                        ===========             ===========

The estimated value of the options granted to consultants during the period ended September 30, 2004 was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 1 year, a risk free interest rate of 1.01%, a dividend yield of 0% and volatility of 15%. Compensation expenses charged to operations in connection with granting the options were $96,320 and $21,080 for the period ended September 30, 2004 and 2003, respectively.

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

American IDC hopes to derive income from four sources:

1.       Selling Internet channel viewers downloads of films and other programs;
2.       Selling content distribution, similar to infomercials; and
3.       Selling advertising on its own broadband channels.

In the third quarter of 2004, the license with ETV was amended to include China. The company is interested in introducing the ETV streaming technology in China.

Results of Operations
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES- There was no revenue for the nine months ended September 30, 2004 and 2003. The company is in the process of developing its services as discussed above.

COSTS AND EXPENSES- General costs and expenses decreased from $1,385,512 for the nine months ended September 30, 2003 to $1,081,694 for the same period ended September 30, 2004. This decrease of $303,818, or 22% is primarily due to a general decrease in consulting fees, professional fees and general administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had a working capital deficit of $161,658 compared to a working capital deficit of $432,266 at December 31, 2003, a decrease in deficit of $270,608. This decrease in deficit is primarily due to a decrease in accounts payable and accrued liabilities, of which $240,000 of accrued management fees and $36,300 of accrued services fees were paid with the Company's common stock.

The Company generated a cash flow deficit from operations of $186,889 for the nine months ended September 30, 2004. Cash flow deficits from operating activities for the nine months ended September 30, 2004 are primarily attributable to the Company's net loss from operations of $1,081,694 adjusted for common stock issued for services of $696,673, common stock issued in exchange for license fees of $60,000, stock options issued in exchange for services rendered valued at $96,320, and increase in accounts payable and accrued expenses in the amount of $34,549.

Cash flow provided from financing activities was $186,964 for the nine months ended September 30, 2004. Proceeds received during this period derived from $145,850 from proceeds from the sale of common stock and stock subscription, net of costs and fees, $18,800 proceeds from other advances, and advances from related parties such as shareholders or Company officers in the amount of $22,314, net of repayments. All proceeds were used for working capital.

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

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS

The Company was organized in 1997, and has no significant operating history upon which an evaluation of its business and prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the acceptance of the Company's business model.

The Company will be incurring costs to develop and market its online matchmaking business, music and movie downloading business, to establish marketing relationships, and to build an administrative organization. There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations, it will likely need to increase its operating expenses, broaden its customer support capabilities, and increase its administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2004, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in rules 13a - 15(c) and 15d - 15(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive and Chief Financial Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic filings with the U.S. Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a), (b) NONE

(c) RECENT SALES OF UNREGISTERED SECURITIES

On August 3, 2004, the Company issued Tristan Cavato 200,000 shares of restricted common stock in exchange for $10,000 or $.05 per share pursuant to a subscription agreement with the Company. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 On August 3, 2004, the Company issued Peter Matousek 500,000 shares of restricted common stock valued at $25,000 or $.05 per share pursuant to a consulting agreement with the Company. These transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933

On August 3, 2004, the Company issued Gordon Lee 4,000,000 shares of restricted common stock. Gordon Lee returned to the Company 1,000,000 shares of the common stock in September 2004 and the 1,000,000 shares were subsequently canceled by the Company. The 3,000,000 shares (net) issued to Gordon Lees were in exchange for $141,000 of management fees and $29,000 of officer advances. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

On August 5, 2004, pursuant to a subscription agreement with Gerald Lucas, the Company issued Mr. Lucas 200,000 shares of restricted common stock in exchange for $10,600 or $.053 per share. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

On August 5, 2004, pursuant to a consulting agreement with URI, the Company issued URI 100,000 shares of restricted common stock valued at $10,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

On August 17, 2004, pursuant to a consulting agreement with Gerald Rakfeldt, the Company issued Mr. Rakfeldt 100,000 restricted shares of common stock valued at $.07 per share. These transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933

On August 17, 2004, the Company issued Pan American Relations 250,000 shares of restricted common stock in exchange for consulting services valued at $17,500. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 30, 2004, shareholders holding the majority of the voting power resolved to effect the following actions:

1. To appoint Gordon F. Lee to serve as director for the ensuing year and until the next annual meeting of shareholders or until his successors are duly elected and qualified.

2. To approve an amendment to the company's Articles of Incorporation to increase the company's authorized shares of common stock from 50,000,000 shares to 250,000,000 shares.

3. To approve an amendment to American IDC's Articles of Incorporation to authorize preferred stock issuable in one or more series.

4. To ratify and approve the company's Stock Plans.

5. To ratify and approve the company's appointment of Russell Bedford Stefanou & Mirchandani as the Company's independent auditors.

6. To ratify and approve the license agreement with ETV, Inc. and the company's business plan.

7. To ratify and approve the actions of the board of directors and officers of the company for the last two fiscal years.

These actions were effective on or about October 4, 2004. The Company furnished its shareholders with notice of these actions with a Definitive Schedule 14C, filed with the Commission on September 13, 2004 and incorporated by reference herein.

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 10.1      Employment Agreement of Gordon F. Lee

Exhibit 31.1.1    Certification of the Chief Executive Officer of
                  American IDC Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2      Certification of the Chief Financial Officer of American
                  IDC Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer of American IDC Corp. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K filed for the three months ended September 30, 2004.

On September 8, 2004, the Company filed a report on Form 8-K, reporting under
Item 5.02, Departure of Directors or Principal Officers; Election of Directors, Appointment of Principal Officers, the departure of Robert Schumacher, the Company's president and Chief Executive Officer on September 1, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004.            American IDC Corp.

                                    /s/ Gordon F. Lee
                                    -------------------------------------------
                                    Name: Gordon F. Lee
                                    Title: Chief Executive Officer,
                                           Chief Financial Officer and Director