Form 10KSB
period 2004-12-31
Smart SMS Corp
filed 2006-05-01
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)

       |X| ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                   For the fiscal year ended December 31, 2004

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

             For the transition period from _______ to ___________.


                        COMMISSION FILE NUMBER: 000-31541


                                 SMART SMS CORP.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            FLORIDA                                              65-0941058
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

            11301 OLYMPIC BOULEVARD, SUITE 680 LOS ANGELES, CA 90064
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 445-2599
--------------------------------------------------------------------------------
                            ISSUER'S TELEPHONE NUMBER

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

         None                                             None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          $.001 PAR VALUE COMMON STOCK
--------------------------------------------------------------------------------
                                (title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 27th, 2006: $5,648,727 based upon an average bid ask price of $.015 per share and 376,581806 shares held by non-affiliates of the issuer.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At April 27, 2006, we had 446,371,361 shares of common stock issued and outstanding.

Table of Contents

                                                  PART I

Item 1. Description of Business..........................................................................1

Item 2. Description of Property. ........................................................................1

Item 3. Legal Proceedings................................................................................1

Item 4. Submission of Matters to a Vote of Security Holders..............................................1

                                                  PART II

Item 5. Market for Common Equity and Related Stockholder Matters.........................................1

Item 6. Management's Discussion and Analysis or Plan of Operation. ......................................2

Item 7. Financial Statements.............................................................................9

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure............10

Item 8A. Controls and Procedures. ......................................................................10

Item 8B. Other Information..............................................................................10

                                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act..................................................................10

Item 10. Executive Compensation.........................................................................12

Item 11. Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters..................................................................12

Item 12. Certain Relationships and Related Transactions.................................................13

Item 13. Exhibits.......................................................................................13

Item 14. Principal Accountant Fees and Services.........................................................14

SIGNATURES..............................................................................................16

                                                    i

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General
-------

Smart SMS Corp. (the "COMPANY") was incorporated in Florida on June 3, 1997 as Future Projects VIII Corp. On July 20, 2000, we changed our name to AMERICAN IDC CORP. Subsequently, on October 31, 2005, we changed our name to SMART SMS CORP. There have been no bankruptcy, receiverships, or similar proceedings by or us. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant assets not in the ordinary course of business.

Our principal executive offices are located at: 11301 Olympic Boulevard, Suite 680, Los Angeles, CA 90064.

Business History
----------------

At December 31, 2004, we were a development-stage company focused on developing online interactive businesses, such as dating sites, portals, and music downloading sites. Between 2001 and December 31, 2004, we focused on creating and providing the platforms for Internet businesses, where others pay to use our sites and provide their own content. During 2004, we generated no revenues from our products or services. Subsequent to December 31, 2004, we abandoned our online interactive business and entered the text messaging business.

LICENSING AGREEMENTS

On April 27, 2004, we entered into a Exclusive License Agreement with Timeless Video, Inc., a California corporation ("TVI/CSI"), Digital Continuum, Inc., a California corporation ("DCI") and ETV, Inc., a California corporation ("ETV"), (collectively, the "LICENSOR"), whereby we agreed to license a library of over 10,000 classic films and television programs and a digital technology solution for encoding, encrypting and broadcasting over the Internet, including a proprietary Digital Continuum software. Under the licensing agreement, we will license the Library and DC Software for use in North America for a period of five years, renewable by mutual agreement of the parties. In consideration for the license, we paid to the Licensor $10,000 in cash, and issued 5,000,000 shares of our restricted common stock, valued at $250,000. The license also included an exclusive two-year option to purchase the licensed assets for $5,000,000 payable in cash or common stock, as determined by the parties. Following the closing of the acquisition, there were no revenues generated or further developments from this Exclusive License Agreement as of December 31, 2004.

On October 28, 2004, we entered into a License Agreement with Omni Media Distribution, Inc. ("OMNI"), a Nevada corporation. Omni acquires independent feature films, TV Series, documentaries, short films, animations and family programming from numerous worldwide sources. Pursuant to the License Agreement, we agreed to license Omni's content library for a period of five years in exchange for 3,000,000 shares of restricted common stock and a 49% royalty paid to Omni from the net revenue derived from the use of the licensed assets. These restricted shares, valued at $180,000, were issued to Omni in November 2004. As of December 31, 2004, there were no revenues generated or further developments from this License Agreement.

On December 11, 2004 we signed a letter of understanding with Smart Entertainment Inc. ("SEI") incorporated under the laws of the County of Iceland. We subsequently renegotiated with SEI and amended the terms on various occasions. Subsequently, we entered into a final and definitive licensing agreement with SEI, which agreement superseded any and all previous agreements and understandings.

Subsequent to the year ended December 31, 2004 we renegotiated the terms of our agreements with SEI and its sole shareholder Halldor Sanne, as follows:

i) We agreed to acquire a 10% of equity interest in the capital stock of SEI, for a total consideration of $200,000. SEI had no assets and liabilities and no operations at the date of the acquisition.

ii) Effective March 1, 2005 SEI and its sole shareholder, Halldor Sanne, granted exclusive rights to us for a 99 year period to utilize the Smart SMS technical platform, logo, and marketing and promotional material for North America, Central America and South America. As consideration for the licensing rights we issued 40,000,000 shares of common stock to SEI.

iii) We issued 5,000,000 shares of common stock to Halldor Sanne and made a payment of $4,700 in exchange for fees due to SEI and Halldor Sanne for technical services rendered.

Employees and Consultants
-------------------------

During 2004, we had no full time employees. Our research and development costs were not meaningful.

ITEM 2.  DESCRIPTION OF PROPERTIES.

We are currently operating out of offices located at 11301 Olympic Boulevard, Suite 680, Los Angeles, CA 90064. We do not pay any rent for use of this space.

ITEM 3.  LEGAL PROCEEDINGS.

There are no legal proceedings reportable pursuant to this section. As of the date of this Form 10-KSB, we have not been served with notice of any legal proceedings and do not contemplate undertaking any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 2004, no matters were submitted to our security holders for a vote, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Our shares of common stock are quoted on the Pink Sheets market under the ticker symbol "SRSM". We are not aware of any established trading market for our common stock. The table below sets forth the high and low bid information for each quarter within the last two years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                     2003                   HIGH              LOW
                  -------------------------------------------------
                  1st Quarter               $0.49             $0.04
                  2nd Quarter               $0.26             $0.03
                  3rd Quarter               $0.22             $0.08
                  4th Quarter               $0.16             $0.04

                      2004                  HIGH              LOW
                  -------------------------------------------------
                  1st Quarter               $0.092            $0.035
                  2nd Quarter               $0.150            $0.070
                  3rd Quarter               $0.147            $0.046
                  4th Quarter               $0.089            $0.030

(b) As of December 31, 2004, we had twenty-four (24) shareholders of record of the common stock.

(c) No dividends on outstanding common stock have been paid within the last two (2) fiscal years, and interim periods. We do not anticipate or intend to pay dividends in the foreseeable future.

(d) As of December 31, 2004, we had equity compensation plans aggregated as follows:

                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE      NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
                                    OUTSTANDING OPTIONS         OPTIONS, WARRANTS AND        FUTURE ISSUANCE UNDER
                                    WARRANTS AND RIGHTS                RIGHTS              EQUITY COMPENSATION PLANS
        PLAN CATEGORY                                                                        (EXCLUDING SECURITIES
                                                                                            REFLECTED IN COLUMN (A)

                                            (a)                         (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders

2004 Non-Qualified Stock &      6,000,000 shares of common          Market price                       0
Stock Option Plan                          stock

October 2004 Non-Qualified         16,500,000 shares of             Market price                       0
Stock & Stock Option Plan              common stock

Equity compensation plans not
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
            TOTAL                       22,500,000                  MARKET PRICE                       0

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements
--------------------------

This report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE". This statement amends SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION", providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "SHARE-BASED PAYMENT" which is a revision of FASB Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION". Statement 123R supersedes APB opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that we will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources
-------------------------------

At December 31, 2004, we had not had revenue from operations in each of the last two fiscal years. It is unlikely that we can satisfy our cash requirements without raising additional funds in the next twelve months. While no source of additional funds has been identified, it is likely that such funds will raised from the sale of securities, especially our common stock. Modest funds may be secured through short term loans or advances from our principal stockholder.

In early 2005, we elected to abandon our focus on the online interactive business and entered the text messaging business. We do not anticipate spending a large amount of funds on product research and development during the next twelve months. Further, we do not expect to purchase significant amounts of equipment for our operations during the next twelve months. Moreover, we do not expect to make a significant change in the number of employees during the next twelve months.

During each of our last two fiscal years, we failed to report meaningful results from our efforts and focus on the online interactive business. As such, the past results do not indicate what to expect in future periods, but do report our lack of success in generating sales, operating income or earnings from our business model with a focus on the online interactive business. Since our inception in 1997, we have accumulated losses of $5,582,353. These losses have been funded primarily through the sale of our securities to investors in private offerings or by issuing our securities in exchange for services rendered by our employees, consultants and advisors. Issuing shares in lieu of cash payments allows us to continue to operate without incurring additional losses.

Results of Operation
--------------------

During the years ended December 31, 2004 and December 31, 2003, we did not receive any revenue and incurred expenses of $3,039,814 and $1,718,647 respectively, stemming from general, selling, and administrative expenses and an impairment loss of $490,000 and $33,000 during the year ended December 31, 2004 and 2003, respectively. We incurred a loss from operations of $3,039,814 for the year ended December 31, 2004 compared to $1,685,647 for the year ended December 31, 2003.

Our independent certified public accountants have stated in their report included in our December 31, 2004 Form 10-KSB, that we have incurred operating losses since inception, and that we are dependent upon management's ability to develop profitable operations and resolve our liquidity problems. These factors, among others, may raise doubt about our ability to continue as a going concern.

Plan of Operation
-----------------

During the next twelve months, we plan to concentrate our efforts on developing our text messaging services known as SMS and MMS and identifying specific markets and clients for these services. We intend to rely on the experience and expertise of our management to study the market for these services. We have contracted with a SMS company in Norway to participate in the development and design of SMARTSMSCORP.com. They are contracted to provide their programming expertise to create a working, navigational, music downloading site. These programmers will continue to provide us with technical support and 24/7 customer service for our SMS platform..

Because we remain essentially a start-up development company with limited capital resources, it may be necessary for our officers and shareholders to either advance funds to us, or to accrue expenses until such time as an additional financing can be made. Our Chief Executive Officer and principal shareholders have advanced $28,360 and $49,972, net of cash repayments, to us for working capital purposes as of December 31, 2004 and December 31, 2003, respectively. No formal repayment terms or arrangements exist. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until our product development and marketing reaches a point when additional financing will be possible. Further, our Chief Executive Officer will defer any cash compensation until such time as we begin to earn revenues from operations.

It is clear to us that present funding is not sufficient for the launch of our operations, and that we must interest investors in one or more secondary capital formation programs before we can launch. We do not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to continue operations. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis, until we begin to earn revenues from operations. Outside advisors or consultants will be used only if they can be obtained for a minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner as we continue to develop our business plan during the next twelve months.

We are developing the software for launch of Smart SMS. Expenses of this development are expected to be $1,000,000 during 2005.

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

Cash Requirements and Need for Additional Funds
-----------------------------------------------

We anticipate $1,000,000 cash will be required for the next twelve months to develop our operations.

We are committed to pay over $250,000.00 in consulting expenses over the next twelve months for development of our operations. Required management, legal and professional services during that period are believed capable of being secured for deferred payment or payment in new investment shares of common stock. The exception to the previous statement is that our auditor cannot lawfully or properly be compensated otherwise than by payment for services in cash as billed by such independent auditor. This cash requirement is foreseen to be not less than $10,000 or more than $40,000 during the next twelve months. This minimal funding will be obtained by borrowing, possibly with a guarantee from our officers, directors or principal shareholder. There is no assurance possible that even these minimal requirements for cash can be met. The failure to maintain current auditing of the corporate affairs would result in our failure to meet our intention to file periodic reports, voluntarily or otherwise, at the close of our next fiscal year. Management may advance the expenses of our audit, legal and professional requirements.

Recent Accounting Pronouncements
--------------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, "INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "INVENTORY PRICING," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . UNDER SOME CIRCUMSTANCES, ITEMS SUCH AS IDLE FACILITY EXPENSE EXCESSIVE SPOILAGE, DOUBLE FREIGHT, AND REHANDLING COSTS MAY BE
SO ABNORMAL AS TO REQUIRE TREATMENT AS CURRENT PERIOD CHARGES. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "SO ABNORMAL." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on our business.

In December 2004, the FASB issued SFAS No.152, "ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS--AN AMENDMENT OF FASB STATEMENTS NO. 66 AND 67" ("SFAS 152") The amendments made by Statement 152 This Statement amends FASB Statement No. 66, "ACCOUNTING FOR SALES OF REAL ESTATE", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS". This Statement also amends FASB Statement No. 67, "ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "SHARE-BASED PAYMENT" which is a revision of FASB Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION". Statement 123R supersedes APB opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that we will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, "EXCHANGES OF NONMONETARY ASSETS", an amendment of APB Opinion No. 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS" ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS, AN INTERPRETATION OF FASB STATEMENT NO. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. We are required to adopt the provisions of FIN 47 no later than the second quarter of our fiscal 2006. We do not expect the adoption of this Interpretation to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not expect the adoption of this SFAS to have a material impact on our consolidated financial position, results of operations or cash flows.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK
---------------------------------------------------------------------

Our business of involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement, or statements made in this report. These risks and uncertainties include, but are not necessarily limited to, the risks set forth below. Our securities are speculative, and investment in our securities involves a high degree of risk and the possibility that the investor will suffer the loss of the entire amount invested.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS

We were organized in 1997, and have no operating history upon which an evaluation of our business and prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the acceptance of our business model.

We will be incurring costs to develop and market our Premium SMS business, to establish marketing relationships, and to build an administrative organization. There can be no assurance that we will be profitable on a quarterly or annual basis. In addition, as we expand our business network and marketing operations, we will likely need to increase our operating expenses, broaden our customer support capabilities, and increase our administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected.

NEED FOR ADDITIONAL FINANCING

It is likely that revenues from our operations may not be sufficient to finance our initial operating cost to reach breakeven. As a result, we will need to raise or find additional capital. While we expect to be able to meet our financial obligations for approximately the next twelve months, there is no assurance that, after such period, we will be operating profitably. If we are not, there can be no assurance that any required capital would be obtained on terms favorable to us. Failure to obtain adequate additional capital on favorable terms could result in significant delays in the expansion of new services and market share and could even result in the substantial curtailment of existing operations and services to clients.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY
RESULTS.

As a result of our lack of operating history and the emerging nature of the market in which we compete, we are unable to forecast our revenues accurately. Our current and future expense levels are based largely on our investment/operating plans and estimates of future revenue and are to a large extent based on our own estimates. Sales and operating results generally depend on the volume of, timing of, and ability to obtain customers, orders for services received, and revenues there from generated. These are, by their nature, difficult at best to forecast.

We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to our planned expenditures would have an immediate adverse affect on our business, financial condition, and results of operations. Further, in response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions that could have a material adverse effect on our business, financial condition, operating results, and cash flows.

DEVELOPING MARKET; ACCEPTANCE OF THE MOBILE INTERNET AS A MEDIUM FOR BUSINESS JUST NOW BEING PROVEN.

Our long-term viability is substantially dependent upon the continued widespread acceptance and use of Premium SMS business in terms of the sales of both products and services to businesses and individuals. The mobile Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce.

The failure of the necessary infrastructure to further develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a valid medium for business would have a material adverse effect on our business, financial condition, operating results, and cash flows.

UNPROVEN ACCEPTANCE OF THE COMPANY'S SERVICES AND/OR PRODUCTS

We are still in its development stage. As a result, we do not know with any certainty whether ours services and/or products will be accepted within the business marketplace. If our services and/or products prove to be unsuccessful within the marketplace, or if we fail to attain market acceptance, it could materially adversely affect our financial condition, operating results, and cash flows.

DEPENDENCE ON KEY PERSONNEL

Our performance and operating results are substantially dependent on the continued service and performance of our officers and directors. We intend to hire additional technical, sales, and other personnel as we move forward with our business model. Competition for such personnel is intense, and there can be no assurance that we can retain our key technical employees, or that we will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of our key employees or our inability to attract and retain the necessary technical, sales, and other personnel could have a material adverse effect upon our business, financial condition, operating results, and cash flows. We do not currently maintain "KEY MAN" insurance for any of its key employees.

COMPETITION

The online wallpaper, downloading ring tones and music services market in which we will operate is very competitive. Many competitors have substantially greater, financial, technical, marketing, and distribution resources than us.

In all of our proposed markets we will compete against a large number of companies of varying sizes and resources. There are an increasing number of competitive services and products offered by a growing number of companies. Increased competition in any service or product area may result in a loss of a client, reduction in sales revenue, or additional price competition, any of which could have a material adverse effect on our operating results. In addition, existing competitors may continue to broaden their service and/or product lines and other potential competitors may enter or increase their presence in the online dating market, resulting in greater competition for us.

It is possible that new competitors or alliances among competitors may emerge and rapidly acquire market share. Increased competition may result in reduced operating margins and/or loss of market share, either of which could materially adversely affect our business, results of operations and financial condition. There can be no assurance that we will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by us will not materially adversely affect our business, financial condition, operating results and cash flows.

RISKS OF POTENTIAL GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES RELATING TO THE INTERNET

We are not currently subject to direct federal, state, or local regulation in the United States and Canada other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content, and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services.

In addition, we are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel, obscenity, and export or import matters. It is possible that future applications of these laws to our business could reduce demand for our products and services or increases the cost of doing business as a result of litigation costs or increased service delivery costs.

Because our services will likely be available over the Internet in multiple states, and possibly foreign countries, other jurisdictions may claim that we are required to qualify to do business and pay taxes in each state or foreign country. Our failure to qualify in other jurisdictions when we are required to do so could subject us to penalties and could restrict our ability to enforce contracts in those jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business may have a material adverse affect on our business, results of operations and financial condition.

INTELLECTUAL PROPERTY RIGHTS

As part of our confidentiality procedures, we expect to enter into nondisclosure and confidentiality agreements with our key employees and any consultants and/or business partners and will limit access to and distribution of our technology, documentation, and other proprietary information.

Despite our efforts to protect any intellectual property rights we may have, unauthorized third parties, including competitors, may from time to time copy or reverse-engineer certain portions of our technology and use such information to create competitive services and/or products.

It is possible that the scope, validity, and/or enforceability of our intellectual property rights could be challenged by other parties, including competitors. The results of such challenges before administrative bodies or courts depend on many factors, which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on our intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, and cause service or product delays. If such events should occur our business, operating results and financial condition could be materially adversely affected.

ITEM 7.  FINANCIAL STATEMENTS.

Set forth below at pages F-1 through F-24 are the financial statements and notes to financial statements that have been prepared in accordance with Item 310 of Regulation S-B.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2004 AND 2003

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)

                                         SMART SMS CORP.
                                  (FORMERLY AMERICAN IDC CORP.)

                                  INDEX TO FINANCIAL STATEMENTS


                                                                                             PAGE
Report of Registered Independent Certified Public Accounting Firm.............................F-3

Balance Sheets at December 31, 2004 and 2003..................................................F-4

Statements of Losses for the years ended December 31, 2004 and 2003 and for the period June 3, 1997 (date of inception) to December 31, 2004......................F-5

Statements of Deficiency in Stockholders' Equity for the period June 3, 1997
(date of inception) to December 31, 2004................................................F-6 - F-9

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period June 3, 1997 (date of inception) to December 31, 2004.....................F-10

Notes to Financial Statements.........................................................F-11 - F-25


                                               F-2

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS



        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------



Board of Directors
Smart SMS Corp.
(Formerly American IDC Corp.)
Los Angeles, CA 90064


We have audited the accompanying balance sheets of Smart SMS Corp. (formerly American IDC Corp.), a development stage company, as of December 31, 2004 and 2003 and the related statements of losses, deficiency in stockholders' equity and cash flows for the years then ended and for the period June 3, 1997 (date of inception) through December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart SMS Corp. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and from June 3, 1997 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


                                   /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                   --------------------------------------------
                                       Russell Bedford Stefanou Mirchandani LLP
                                       Certified Public Accountants

McLean, Virginia
December 9, 2005

                                                    SMART SMS CORP.
                                             (FORMERLY AMERICAN IDC CORP.)
                                              A DEVELOPMENT-STAGE COMPANY
                                                    BALANCE SHEETS
                                               DECEMBER 31, 2004 AND 2003


                                                                                         2004                2003
                                                                                     -------------      -------------
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                                         $         978      $          --
                                                                                     -------------      -------------

 Total Assets                                                                        $         978      $          --
                                                                                     =============      =============

 LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Cash disbursed in excess of available funds                                        $          --      $         237
  Accounts payable and accrued liabilities                                                 233,714            357,613
  Other advances                                                                            22,000                 --
  Advances from officer (Note B)                                                            27,627             33,757
  Notes payable to officer (Note B and C)                                                  175,000                 --
  Advances from shareholders (Note B)                                                        5,490             40,659
                                                                                     -------------      -------------
  Total current liabilities                                                                463,831            432,266

 COMMITMENTS AND CONTINGENCIES (Note G)                                                         --                 --

(DEFICIENCY IN) STOCKHOLDERS' EQUITY (Note C) Common stock, par value $.001 per share; 250,000,000 and
    50,000,000 shares authorized at December 31, 2004 and 2003, respectively;
    76,351,605 and 22,564,000 shares issued and outstanding at December 31, 2004 and December
    31, 2003, respectively                                                                  76,352             22,564
  Additional paid-in-capital                                                             4,931,748          2,015,609
  Common stock subscription                                                                111,400             72,100
  Accumulated deficit during development stage                                          (5,582,353)        (2,542,539)
                                                                                     -------------      -------------
  (Deficiency in) stockholders' equity                                                    (462,853)          (432,266)

 Total Liabilities and (Deficiency in) Stockholders' Equity                          $         978      $          --
                                                                                     =============      =============


                                     See accompanying notes to financial statements



                                           SMART SMS CORP.
                                    (FORMERLY AMERICAN IDC CORP.)
                                     A DEVELOPMENT-STAGE COMPANY
                                         STATEMENTS OF LOSSES


                                                                                  For the period from
                                                                                     June 3, 1997
                                               For the year ended December 31,    (date of inception)
                                              --------------------------------          through
                                                   2004              2003          December 31, 2004
                                               ------------      ------------      -----------------
Costs and Expenses:
 Selling, General and Administrative           $  2,549,814      $  1,685,647      $       5,092,353

 Impairment Loss (Note B and G)                     490,000            33,000                523,000
                                               ------------      ------------      -----------------
Total Operating Expense                           3,039,814         1,718,647              5,615,353

Loss from Operations                             (3,039,814)       (1,718,647)            (5,615,353)


Other Income (Note B)                                    --            33,000                 33,000

Provision for Income Tax                                 --                --                     --
                                               ------------      ------------      -----------------

Net Loss                                       $ (3,039,814)     $ (1,685,647)     $      (5,582,353)
                                               ============      ============      =================

Loss per common share (basic and assuming
dilution) (Note F)                             $      (0.07)     $      (0.11)
                                               ============      ============

Weighted average common shares outstanding       43,591,279        14,977,699
                                               ============      ============


                           See accompanying notes to financial statements.



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT-STAGE COMPANY
                                          STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                   Additional        Common            During
                                     Common          Stock          Paid in           Stock          Development
                                     Shares          Amount         Capital        Subscription         Stage            Total
                                  ------------    ------------    ------------     -------------     ------------     ------------
Issuance of common stock to
Founders in June 1997 in
exchange for services at
$.0004 per share                     5,000,000    $      5,000    $     (3,000)    $          --     $         --     $      2,000

Net Loss                                    --              --              --                --           (2,000)          (2,000)
                                  ------------    ------------    ------------     -------------     ------------     ------------

BALANCE AT DECEMBER 31, 1997         5,000,000           5,000          (3,000)               --           (2,000)              --
                                  ============    ============    ============     =============     ============     ============

Net loss                                    --              --              --                --               --               --
                                  ------------    ------------    ------------     -------------     ------------     ------------

 BALANCE AT DECEMBER 31, 1998        5,000,000    $      5,000    $     (3,000)    $          --     $     (2,000)    $         --
                                  ============    ============    ============     =============     ============     ============

Net loss                                    --              --              --                --             (800)            (800)
                                  ------------    ------------    ------------     -------------     ------------     ------------

 BALANCE AT DECEMBER 31, 1999        5,000,000    $      5,000    $     (3,000)    $          --     $     (2,800)    $       (800)
                                  ============    ============    ============     =============     ============     ============
Issuance of common stock to
consultants in September 2000
in exchange for services at
$.10 per share                         100,000             100           9,900                --               --           10,000

Net loss                                    --              --              --                --          (15,710)         (15,710)
                                  ------------    ------------    ------------     -------------     ------------     ------------

 BALANCE AT DECEMBER 31, 2000        5,100,000    $      5,100    $      6,900     $          --     $    (18,510)    $     (6,510)
                                  ============    ============    ============     =============     ============     ============
Issuance of common stock to
consultants in December 2001
at $.75 per share in exchange
for prepaid service fees               100,000             100          74,900                --               --           75,000

Net loss                                    --              --              --                --          (41,313)         (41,313)
                                  ------------    ------------    ------------     -------------     ------------     ------------

 BALANCE AT DECEMBER 31, 2001        5,200,000    $      5,200    $     81,800     $          --     $    (59,823)    $     27,177
                                  ============    ============    ============     =============     ============     ============
Issuance of common stock to
consultants in July 2002 in
exchange for services at
$.50 per share                         300,000             300         149,700                --               --          150,000

Issuance of common stock to
consultants in October 2002
in exchange for services
at $.85 per share                      300,000             300         254,700                --               --          255,000

Shares issued in October 2002
for cash at $.30 per share,
net of costs                           100,000             100          29,890                --               --           29,990

Issuance of common stock to
consultants in November 2002
in exchange for services at
$.35 per share                         110,000             110          38,390                --               --           38,500

Issuance of common stock to
consultants in December 2002
in exchange for services at
$.43 per share                         240,000             240         102,960                --               --          103,200

Shares issued in December 2002
for cash at $.25 per share             100,000             100          24,900           (20,000)              --            5,000

Stock options issued in
exchange for services rendered              --              --          51,900                --               --           51,900

 Net loss                                   --              --              --                --         (797,069)        (797,069)
                                  ------------    ------------    ------------     -------------     ------------     ------------

 BALANCE AT DECEMBER 31, 2002        6,350,000    $      6,350    $    734,240     $     (20,000)    $   (856,892)    $   (136,302)
                                  ============    ============    ============     =============     ============     ============

                                           See accompanying notes to financial statements



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT-STAGE COMPANY
                                    STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                              FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                    Additional        Common            During
                                     Common          Stock           Paid in           Stock          Development
                                     Shares          Amount          Capital        Subscription         Stage            Total
                                 -------------    -------------    -------------    -------------    -------------    -------------
 BALANCE FORWARD                     6,350,000    $       6,350    $     734,240    $     (20,000)   $    (856,892)   $    (136,302)
                                 =============    =============    =============    =============    =============    =============
Issuance of common stock to
consultants in January 2003
in exchange for services at
approximately $.30 per share           495,000              495          149,168               --               --          149,663

Issuance of common stock to
consultants in March 2003 in
exchange for services at
approximately $.03 per share         1,300,000            1,300           37,700               --               --           39,000

Issuance of common stock in
March 2003 in exchange for
start-up costs at $0.03 per
share                                2,000,000            2,000           58,000               --               --           60,000

Issuance of common stock to
consultants in May 2003 in
exchange for services at
approximately $.03 per share         1,510,000            1,510           43,790               --               --           45,300

Issuance of common stock to
consultants in June 2003 in
exchange for services at
approximately $.03 per share           410,000              410           11,890               --               --           12,300

Issuance of common stock in
June 2003 in exchange for
start-up costs at $0.03 per
share                                1,200,000            1,200           34,800               --               --           36,000

Issuance of common stock in
July 2003 for cash at $.05
per share, net of costs                100,000              100            4,900               --               --            5,000

Issuance of common stock to
consultants in July 2003 in
exchange for services at
approximately $.11 per share         6,729,000            6,729          756,099               --               --          762,828

Issuance of common stock to
consultants in August 2003 in
exchange for services at
approximately $.07 per share         1,397,000            1,397           98,128               --               --           99,525

Issuance of common stock to
related parties in September
2003 in exchange for previously
incurred debts at $.05 per share       230,000              230           11,270               --               --           11,500

Issuance of common stock to
consultants in September 2003
in exchange for services at
approximately $.06 per share           335,000              335           17,552               --               --           17,887

Issuance of common stock to
consultants in October 2003
in exchange for services at
approximately $.05 per share           172,000              172            7,728               --               --            7,900

Issuance of common stock in
November 2003 for cash at
$.06 per share, net of costs           100,000              100            5,900               --               --            6,000

Issuance of common stock to
consultants in December 2003
in exchange for services at
approximately $.10 per share           236,000              236           23,364               --               --           23,600

Common stock subscription                   --               --               --           92,100               --           92,100

Stock options issued in
exchange for services (Note D)              --               --           21,080               --               --           21,080

Net loss                                    --               --               --               --       (1,685,647)      (1,685,647)
                                 -------------    -------------    -------------    -------------    -------------    -------------

BALANCE AT DECEMBER 31, 2003        22,564,000    $      22,564    $   2,015,609    $      72,100    $  (2,542,539)   $    (432,266)
                                 =============    =============    =============    =============    =============    =============

                                           See accompanying notes to financial statements



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT-STAGE COMPANY
                                    STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                              FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004


                                                                                                        Deficit
                                                                                                      Accumulated
                                                                    Additional        Common            During
                                     Common          Stock           Paid in           Stock          Development
                                     Shares          Amount          Capital        Subscription         Stage            Total
                                 -------------    -------------    -------------    -------------    -------------    -------------
BALANCE FORWARD                     22,564,000    $      22,564    $   2,015,609    $      72,100    $  (2,542,539)   $    (432,266)
                                 =============    =============    =============    =============    =============    =============
Issuance of common stock to
consultants in February 2004
in exchange for services at
approximately $.03 per share         8,200,000            8,200          245,800               --               --          254,000

Issuance of common stock to
consultants in March 2004 in
exchange for services fees at
approximately $.07 per share           215,000              215           15,075               --               --           15,290

Stock options granted in March
2004 issued in exchange for
services (Note D)                           --               --           96,320               --               --           96,320

Issuance of common stock to
consultants in April 2004 in
exchange for services and
accrued fees at approximately
$.05 per share                       1,845,000            1,845           87,455               --               --           89,300

Issuance of common stock to
consultants in April 2004 in
exchange for related party
advances at $.03 per share           1,355,300            1,356           39,303               --               --           40,659

Issuance of common stock to
consultants in April 2004 in
exchange for license fees at
$.06 per share                       1,000,000            1,000           59,000               --               --           60,000

Issuance of common stock to
consultants in May 2004 in
exchange for services at
approximately $.09 per share         2,045,455            2,045          175,950               --               --          177,995

Issuance of common stock in
June 2004 in connection with
private placement at $.06 per
share, net of costs and fees           250,000              250           14,750               --               --           15,000

Issuance of common stock to
consultants in June 2004 in
exchange for services at
approximately $.08 per share           391,667              392           29,108               --               --           29,500

Cancellation of shares issued
to Company officer in exchanges
for services in prior years           (700,000)            (700)        (174,300)              --               --         (175,000)

Issuance of common stock to
consultants in July 2004 in
exchange for services at
approximately $.08 per share         2,134,183            2,134          172,571               --               --          174,705

Issuance of common stock in
July 2004 in connection with
private placement at $.08 per
share, net of costs and fees           330,000              330           25,420               --               --           25,750

Issuance of common stock to
consultants in August 2004 in
exchange for services at
approximately $.06 per share           950,000              950           58,550               --               --           59,500

Issuance of common stock to
officers in August 2004 in
exchange for management fees
and officer advances at $.05
per share                            4,000,000            4,000          196,000               --               --          200,000

Issuance of common stock in
August 2004 in connection with
private placement at $.05 per
share, net of costs and fees           400,000              400           20,200               --               --           20,600

Issuance of common stock to
consultants in September 2004
in exchange for services at
approximately $.06 per share           796,000              796           48,887               --               --           49,683

                                           See accompanying notes to financial statements



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT-STAGE COMPANY
                                    STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                              FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004


                                                                                                        Deficit
                                                                                                      Accumulated
                                                                    Additional        Common            During
                                     Common          Stock           Paid in           Stock          Development
                                     Shares          Amount          Capital        Subscription         Stage            Total
                                 -------------    -------------    -------------    -------------    -------------    -------------
Issuance of common stock in
September 2004 in connection
with private placement at $.05
per share, net of costs and fees       100,000              100            4,900               --               --            5,000

Issuance of common stock in
October 2004 in connection with
private placement at $.05 per
share, net of costs and fees         2,100,000            2,100          112,900               --               --          115,000

Issuance of common stock to
consultants in October 2004 in
exchange for services fees at
approximately $.06 per share        10,335,000           10,335          564,890               --               --          575,225

Issuance of common stock in
November 2004 in exchange for
license fees at approximately
$.05 per share                       8,000,000            8,000          422,000               --               --          430,000

Issuance of common stock to
consultants in November 2004 in
exchange for services at
approximately $.09 per share         5,600,000            5,600          484,400               --               --          490,000

Issuance of common stock in
December 2004 in connection
with private placement at $.03
per share, net of costs and fees     1,125,000            1,125           34,775               --               --           35,900

Issuance of common stock to
consultants in December 2004 in
exchange for services at
approximately $.06 per share         3,315,000            3,315          182,185               --               --          185,500

Common stock subscription                   --               --               --           39,300               --           39,300

Net loss                                    --               --               --               --       (3,039,814)      (3,039,814)
                                 -------------    -------------    -------------    -------------    -------------    -------------
BALANCE AT DECEMBER 31, 2004        76,351,605    $      76,352    $   4,931,748    $     111,400    $  (5,582,353)   $    (462,853)
                                 =============    =============    =============    =============    =============    =============

                                           See accompanying notes to financial statements



                                                         SMART SMS CORP.
                                                  (FORMERLY AMERICAN IDC CORP.)
                                                   A DEVELOPMENT-STAGE COMPANY
                                                    STATEMENTS OF CASH FLOWS


                                                                                                             For the period from
                                                                                                              June 3, 1997 (date
                                                                        For the year ended December 31          of inception)
                                                                     ------------------------------------          through
                                                                          2004                 2003           December 31, 2004
                                                                     ---------------      ---------------      ---------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from development stage operations                           $    (3,039,814)     $    (1,685,647)     $    (5,582,353)

Adjustments to reconcile net loss from development stage
  operations to cash used for operating activities:
Common stock issued in exchange for services rendered (Note C)             1,995,398            1,158,003            3,712,101
Impairment of license fees paid with common stock (Note C and G)             490,000                   --              490,000
Other income received in forms of restricted securities (Note B)                  --               33,000               33,000
Impairment loss (Note B)                                                          --              (33,000)             (33,000)
Stock options issued in exchange for services rendered (Note D)               96,320               21,080              169,300
Common Stock issued in exchange for start-up costs (Note C)                       --               96,000               96,000
Write off prepaid service fees previously paid by common stock                    --                   --               75,000
Changes in assets and liabilities:
Cash disbursed in excess of available fund                                      (237)                (198)                  --
Accounts payable and accrued expenses                                        152,401              257,690              510,014
                                                                     ---------------      ---------------      ---------------
NET CASH USED IN OPERATING ACTIVITIES                                       (305,932)            (153,072)            (529,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription,
  net of costs                                                               256,550              103,100              394,640
Proceeds from other advances, net of repayments                               22,000                   --               22,000
Proceeds from officer and related party advances, net of
repayments                                                                    28,360               49,972              114,276
                                                                     ---------------      ---------------      ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    306,910              153,072              530,916

NET INCREASE IN CASH AND EQUIVALENTS                                             978                   --                  978

Cash and cash equivalents at the beginning of the period                          --                   --                   --
                                                                     ---------------      ---------------      ---------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                   $           978      $            --      $           978
                                                                     ===============      ===============      ===============

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest                             $            --      $            --      $            --
Income taxes paid                                                                 --                   --                   --
Common stock issued in exchange for services                               1,995,398            1,158,003            3,712,101
Common stock issued in exchange for license fee                              490,000                   --              490,000
Stock options issued in exchange for services rendered                        96,320               21,080              169,300
Common stock issued in exchange for prepaid expenses                              --                   --               75,000
Common Stock issued for start-up costs                                            --               96,000               96,000
Other income received in forms of restricted securities                           --               33,000               33,000
Common stock issued in exchange for accrued management fees                  240,000                   --              240,000
Common stock issued in exchange for accrued service fees                      36,300                   --               36,300
Common stock issued in exchange for officer advances                          29,000                   --               29,000
Common stock issued in exchange for officer and related
  party advances                                                              40,659               11,500               52,159


                                         See accompanying notes to financial statements

                                                               F-10

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

On June 3, 1997, Smart SMS Corp., formerly American IDC Corp., (the "Company") was incorporated under the laws of the state of Florida as Future Projects VIII Corp. On July 20, 2000, the Company changed its name to American IDC Corp. Subsequent to the date of financial statements, the Company changed its name to Smart SMS Corp. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally focused on developing online interactive businesses, such as dating sites, portals, and music downloading sites. Between 2001 and December 31, 2004, the Company focused on creating and providing the platforms for Internet businesses, where others pay to use its sites and provide their own content. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2004 the Company has accumulated losses of $5,582,353.

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

Income Taxes
------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share
-------------------------

The Company computes earnings per share under Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the years ended December 31, 2004 and 2003 common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101").

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

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of EITF 00-21.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended December 31, 2004 and 2003 and for the period from June 3, 1997 (date of inception) to December 31, 2004.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and development costs during the years ended December 31, 2004 and 2003 and for the period from June 3, 1997 (date of inception) to December 31, 2004.

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $5,582,353 from its inception through December 31, 2004 The Company's current liabilities exceeded its current assets by $462,853 as of December 31, 2004.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company does not have any awards of stock-based employee compensation issued and outstanding at December 31, 2004.

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

New Accounting Pronouncements
-----------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the second quarter of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B - RELATED-PARTY TRANSACTIONS

The Company's officer and principal shareholders have advanced funds to the Company for working capital purposes during December 31, 2004 and 2003. No formal repayment terms or arrangements exist. During the year ended December 31, 2004 and 2003, the Company issued an aggregate of 1,867,065 and 230,000 shares of common stock, valued at $69,659 and $11,500, respectively, as repayments of officer and related party advances (Note C). Total amount due to officer and shareholders is $33,117 and $74,416 at December 31, 2004 and 2003, respectively. In June 2004, the Company purchased 700,000 shares of previously issued common stock from its Chief Executive Officer in exchange for a promissory note in the amount of $175,000. The promissory note was payable on demand and non-interest bearing. The Company canceled the 700,000 shares of common stock upon the return of shares by its Chief Executive Officer (Note C).

In June 2003, the Company entered into a consulting agreement ("Agreement") with Bentley Communications Corp. ("Bentley"), an entity controlled by the Company's President at the time the Agreement was entered into. Pursuant to the Agreement, the Company received 10 million shares of Bentley's restricted common stock, valued at $33,000, to provide consulting services to Bentley over a six-month period commencing July 1, 2003. The Company accounted for the shares received as restricted securities under Other Assets and deferred income. As of December 31, 2003, the Company recognized $33,000 of other income in connection with the Agreement. During the year ended December 31, 2003, the Company recorded a charge for the impairment of the restricted stock received pursuant to the Agreement, because the estimated fair value of the assets was less than the carrying value. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates. Based upon the evaluation, the Company recognized an impairment loss of $33,000 or $ (.00) per share during the year ended December 31, 2003.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE C - CAPITAL STOCK

On October 4, 2004, the Company amended the Articles of Incorporation increasing the Company's authorized shares of common stock from 50,000,000 shares to 250,000,000 shares with a par value of $.001 per share. As of December 31, 2004 and 2003, the Company has issued and outstanding 76,351,605 shares and 22,564,000 shares of common stock, respectively. Subsequent to the date of the financial statements, the Company's board of directors passed a resolution to create the Company's Series A Convertible Preferred Stock, and increase the authorized common stock to 1,000,000,000 shares (Note I).

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE C - CAPITAL STOCK (CONTINUED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE C - CAPITAL STOCK (CONTINUED)

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

In February 2004, the Company issued an aggregate of 200,000 shares of common stock to consultants in exchange for service fees of $14,000. The Company also issued an aggregate of 8,000,000 shares of common stock to the Company's Chief Executive Officer in exchange for $240,000 of accrued management fees. All valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In March 2004, the Company issued an aggregate of 215,000 shares of common stock to consultants in exchange for service fees of $15,290. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In April 2004, the Company issued an aggregate of 3,145,000 shares of common stock to consultants in exchange for service fees of $53,000 and accrued service fees of $36,300. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 1,355,300 shares of common stock to a related party in exchange for $40,659 of debt due to the related party. The Company also issued 1,000,000 shares of common stock to Omni Media Distribution, Inc. ("Omni") pursuant to Film Library License Agreement the Company entered into on April 1, 2004. The shares issued to Omni were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. License fees of $60,000 were charged to operations during the year ended December 31, 2004.

In May 2004, the Company issued an aggregate of 2,045,455 shares of common stock to consultants in exchange for service fees of $177,995. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In June 2004, the Company issued an aggregate of 391,667 shares of common stock to consultants in exchange for service fees of $29,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 250,000 shares of common stock to an investor in exchange for $15,000 of cash, net of costs and fees.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE C - CAPITAL STOCK (CONTINUED)

In June 2004, the Company purchased 700,000 shares of previously issued common stock from its Chief Executive Officer in exchange for a promissory note in the amount of $175,000. The 700,000 shares of common stock were accordingly canceled by the Company. Subsequent to the date of the financial statements, the Company issued to its Chief Executive Officer the newly created Series A Preferred Stock in exchange for the promissory note (Note I).

In July 2004, the Company issued an aggregate of 2,134,183 shares of common stock to consultants in exchange for service fees of $174,705. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 330,000 to investors in exchange for $25,750 of cash received in June 30, 2004, net of costs and fees.

In August 2004, the Company issued an aggregate of 950,000 shares of common stock to consultants in exchange for service fees of $59,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 4,000,000 shares of common stock to Company's Chief Executive Officer in exchange for management fees of $171,000 and $29,000 of officer advances. Additionally, the Company issued 400,000 to an investor in exchange for $20,600 of cash, net of costs and fees.

In September 2004, the Company issued an aggregate of 796,000 shares of common stock to consultants in exchange for service fees of $49,683. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 100,000 to an investor in exchange for $5,000 of cash, net of costs and fees.

In October 2004, the Company issued an aggregate of 2,100,000 to investors in exchange for $115,000 of proceeds, net of costs and fees. Additionally, the Company issued an aggregate of 5,335,000 shares of common stock to consultants in exchange for service fees of $375,225. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 5,000,000 shares of common stock to Company Chief Executive Officer in exchange for management fees of $200,000.

In November 2004 the Company issued 3,000,000 shares of common stock to Omni Media Distribution, Inc. ("Omni") pursuant to Film Library License Agreement the Company entered into in October 2004 (Note G). The shares issued to Omni were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. License fees of $180,000 were charged to operations during the year ended December 31, 2004. The Company also issued 5,000,000 shares of common stock to ETV Inc. pursuant to Exclusive License Agreement the Company entered into in April 2004 (Note G). The shares issued to ETV Inc. were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. License fees of $250,000 were charged to operations during the year ended December 31, 2004. The Company also issued an aggregate of 5,600,000 shares of common stock to consultants in exchange for service fees of 490,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE C - CAPITAL STOCK (CONTINUED)

In December 2004 the Company issued an aggregate of 1,125,000 to investors in exchange for $35,900 of proceeds, net of costs and fees. The Company also issued an aggregate of 3,315,000 shares of common stock to consultants in exchange for service fees of $185,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company received proceeds of $32,600 in December 2004 for 992,857 shares of common stock subscribed. The 992,857 shares subscribed were issued to the investors subsequent to the date of the financial statements.

NOTE D - NON-EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed to consultants.

                              Options Outstanding                                  Options Exercisable
                              -------------------                                  -------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
        $0.05            175,000                 0.09              $ 0.05        175,000         $ 0.05
         0.50            100,000                 3.00                0.50        100,000           0.50
         1.50            100,000                 2.25                1.50        100,000           1.50
                         -------                 ----              ------        -------         ------
                         375,000                 1.11              $ 0.56        375,000         $ 0.56
                         =======                 ====              ======        =======         ======

Transactions involving options issued to non-employees are summarized as follows:

                                                                                          Weighted Average
                                                                       Number of Shares   Price Per Share
                                                                       ----------------   ---------------
       Outstanding at December 31, 2002                                      300,000         $  0.83
          Granted                                                            100,000            0.50
          Exercised                                                                -               -
          Canceled or expired                                                      -               -
                                                                         -----------         -------
       Outstanding at December 31, 2003                                      400,000         $  0.75
                                                                         ===========         =======
          Granted                                                            175,000            0.05
          Exercised                                                                -               -
          Canceled or expired                                              (200,000)            1.50
                                                                         -----------         -------
       Outstanding at December 31, 2004                                      375,000         $  0.56
                                                                         ===========         =======

The weighted-average fair value of stock options granted to consultants during the years ended December 31 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE D - NON-EMPLOYEE STOCK OPTIONS (CONTINUED)

                                                             2004          2003
                                                             ----          ----
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                        1.00%         2.63%
Expected stock price volatility                                15%          781%
Expected dividend payout                                         -             -
Expected option life-years (a)                                0.92          4.60

(a) The expected option/warrant life is based on contractual expiration dates.

Compensation expenses charged to operations in connection with granting the options were $96,320 and $21,080 for the year ended December 31, 2004 and 2003, respectively. The Company did not grant stock options awards to employees during the year ended December 31, 2004 and 2003.

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $5,580,000, which expire through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $1,897,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2004 are as follows:

          Non Current:
                 Net operating loss carryforward                  $  1,897,000
                 Valuation allowance                                (1,897,000)
                                                                  ------------
                 Net deferred tax asset                           $          -
                                                                  ============

NOTE F - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                 For the year ended December 31,
                                                 -------------------------------
                                                      2004              2003
                                                      ----              ----
Net loss available to common shareholders        $ (3,039,814)     $ (1,685,647)
                                                 =============     =============
Basic and fully diluted loss per share           $      (0.07)     $      (0.11)
                                                 =============     =============
Weighted average common shares outstanding         43,591,279        14,977,699
                                                 =============     =============

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE F - LOSSES PER SHARE (CONTINUED)

For the years ended December 31, 2004 and 2003, 50,000 and -0- potential shares, respectively were excluded from shares used to calculate diluted earnings per share as their inclusion would reduce net losses per share.

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

Licensing Agreements
--------------------

On April 27, 2004, the Company entered into a Exclusive License Agreement with Timeless Video, Inc., a California corporation ("TVI/CSI"), Digital Continuum, Inc., a California corporation ("DCI") and ETV, Inc., a California corporation ("ETV"), (collectively, the "Licensor), whereby ACNI agreed to license a library of over 10,000 classic films and television programs and a digital technology solution for encoding, encrypting and broadcasting over the Internet, including a proprietary Digital Continuum software. Under the licensing agreement, the Company will license the Library and DC Software for use in North America for a period of five years, renewable by mutual agreement of the parties. In consideration for the license, the Company paid to the Licensor $10,000 in cash, and issued 5,000,000 shares of its restricted common stock, valued at $250,000 (Note C). The license also included an exclusive two-year option to purchase the licensed assets for $5,000,000 payable in cash or common stock, as determined by the parties. Following the closing of the acquisition, there were no revenues generated or further developments from this Exclusive License Agreement as of December 31, 2004. The $10,000 payment and the fair value of the restricted shares issued during the year ended December 31, 2004 were accounted for as an impairment loss and charged to operations during the year ended December 31, 2004.

On October 28, 2004, the Company entered into a License Agreement with Omni Media Distribution, Inc. ("Omni"), a Nevada corporation. Omni acquires independent feature films, TV Series, documentaries, short films, animations and family programming from numerous worldwide sources. Pursuant to the License Agreement, the company will license Omni's content library for a period of five years in exchange for 3,000,000 shares of restricted common stock and a 49% royalty paid to Omni from the net revenue derived from the use of the licensed assets. These restricted shares, valued at $180,000, were issued to Omni in November 2004. As of December 31, 2004, there were no revenues generated or further developments from this License Agreement. The fair value of the restricted shares issued during the year ended December 31, 2004 was accounted for as an impairment loss.

On December 11, 2004 the Company signed a letter of understanding with Smart Entertainment Inc. ("Smart Entertainment") incorporated under the laws of the County of Iceland. The Company and Smart Entertainment re-negotiated and amended the terms on various occasions of the above mention letter of understanding. Subsequent to the date of the financial statements, the Company and Smart Entertainment entered into a final and definitive licensing agreement (Note I). This agreement supersedes any and all previous agreements and understandings. Any cash or share considerations paid by the Company to Smart Entertainment are included as consideration in the final agreement.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE H - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period June 3, 1997 through December 31, 2004, the Company has incurred a loss of $5,582,353, and the Company's current liabilities exceeded its current assets by $462,853 as of December 31, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE I - SUBSEQUENT EVENTS

Equity
------

On November 23, 2005, the Company's board of directors passed a resolution to create the Company's Series A Convertible Preferred Stock (the "Series A Preferred"). The Articles of Incorporation, as amended, provide that the Company shall "have the authority to issue One Billion Twenty Five Million (1,025,000,000) shares of capital stock, of which Twenty Five Million (25,000,000) shall be shares of Preferred Stock with a par value of $0.001 per share ("Preferred Stock"), and One Billion (1,000,000,000) shall be shares of Common Stock with a par value of $0.001 per share ("Common Stock"). The board of directors, by resolution only and without further action or approval, may cause the Company to issue such Preferred Stock in one or more series and to establish the designation, voting powers, other powers, preferences and rights of each series of Preferred Stock."

The Series A Preferred consists of 10,000,000 authorized shares, ranks senior to the common stock and all other series of Preferred Stock, has a liquidation preference of $2.00 per share, votes with the common stock, but on a 100:1 basis, and participate in common stock dividends when, as, and if declared by the board of directors, at the rate of $.20 per share. Additionally, each share of Series A Preferred converts, at the option of the holder, into 100 shares of common stock, contains adjustment provisions, protective provisions, and is redeemable by the Corporation at $2.00 per share, plus 10% interest from the issue date.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE I - SUBSEQUENT EVENTS (CONTINUED)

Equity
------

On November 29, 2005, the Company agreed to issue 300,000 shares of its Series A Convertible Preferred Stock (the "Series A Preferred") to its Chief Executive Officer for services rendered and expenses advanced on behalf of the Company, and 20,000 shares of Series A Preferred to its legal counsel for services rendered. The issuance of Series A Preferred settled debt to its Chief Executive Officer and its legal counsel in the amount of $300,000 and $20,000, respectively.

Subsequent to the date of financial statements, the Company issued an aggregate of 33,729,523 shares of common stock to investors in connection with private placements. The Company also issued an aggregate of 143,290,233 shares of common stock to its Chief Executive Officer and consultants in exchange for services fees and accrued service fees. Additionally, the Company issued 40,000,000 shares of common stock to Smart Entertainment, Inc., to obtain the exclusive license for the SMART SMS Technology.

Licensing Agreement
-------------------

Subsequent to the date of financial statements, the Company re-negotiated the terms of its agreements with Smart Entertainment Inc. and its sole shareholder Halldor Sanne, as follows:

         o The Company agreed to acquire a 10% of equity interest in the capital stock of Smart Entertainment Inc., for a total consideration of $200,000. Smart Entertainment, Inc. had no assets and liabilities and no operations at the date of the acquisition.

         o Effective March 1, 2005 Smart Entertainment Inc. and its sole shareholder, Halldor Sanne, have granted the Company exclusive rights for a 99 year period to utilize the Smart SMS technical platform, logo, and marketing and promotional material for North America, Central America and South America. As consideration for their licensing rights the Company has issued forty million common shares to Smart Entertainment Inc..

         o The Company issued five million common shares to Halldor Sanne and the payment of $4,700 to in exchange for any fees due to Smart Entertainment Inc. and Halldor Sanne for technical services rendered.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None. Management has used the accounting firm of Russell Bedford Stefanou & Mirchandani LLP, or its predecessors during the two most recent fiscal years. There have been no changes in accountants or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer made an evaluation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) of the SECURITIES EXCHANGE ACT). Based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 under the Exchange Act, in his opinion, the disclosure controls and procedures are effective.

(b) During the most recent fiscal year, there have not been any changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) The following table furnishes the information concerning our directors and officers as of December 31, 2004. Our directors are elected every year and serve until their successors are elected and qualify.

         NAME                 AGE      TITLE                                                    TERM
         GORDON F. LEE         53      Chief Executive Officer, Secretary, CFO, Director        Annual

         The following table sets forth the portion of their time the Officers and Directors devote to the Company:

                  Gordon Lee                   75%

         The term of office for each director is one (1) year, or until his/her successor is elected at our annual meeting and is qualified. The term of office for each officer is at the pleasure of the board of directors.

         The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

(b) Identification of Certain Significant Employees.

         Our directors and executive officers handle strategic matters and critical decisions.

(c) Family Relationships.

         None

(d) Business Experience.

         The following is a brief account of the business experience of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

         GORDON F. LEE has been our chief executive officer, chief financial officer, secretary and sole Director since March 28, 2000. From 1991 to March 1998, Mr. Lee served as the President of USA Video Corporation, one of the first companies to offer video on demand and high quality digitizing and compression services. From March 1998 to March 1999, Mr. Lee served as the President of Glassmaster Industries, a company working on the development of a bullet resistant glass coating technology, which was eventually sold off to other companies for commercial development. From March 1999 through the present, Mr. Lee has served as President of Bentley Commerce Corp., a barter company. From March 2000 to present, Mr. Lee continues to serve as Bentley's CFO and Chairman. Mr. Lee has also served in the past five years on the Board of Directors of companies such as Laser Vision Inc. and Future Media Technologies.

         ROBERT SCHUMACHER served as our president and chief operating officer from July 23, 2003 until August 15, 2004. During that time, Mr. Schumacher had overall supervision of our projects, including HotRazor.com project. Over the past decade, Mr. Schumacher launched a number of successful companies ranging from internet design, hosting and marketing, to online software, to the design of medical devices, as well as developing the marketing strategies and online presence for a host of other organizations. Among his many accomplishments, Mr. Schumacher was President of Centrum Corporation, a Washington, D.C. headquartered communications firm Mr. Schumacher founded, with offices in Europe. Centrum Corporation served a wide range of companies, national and international trade associations, and public service organizations, providing them with marketing, advertising, design, public relations, documentary film production and conference organization.

(e)      Directors' Compensation

         Directors who are also officers of the registrant do not receive cash compensation for services as a director.

(f)      Audit Committee Financial Experts

         We do not have an audit committee financial expert serving on its audit committee as we are still in the development stage.

(g)      Involvement in Legal Proceedings

         During the past five years, no director or officer has been:

         o a general partner or executive officer of a business against which a bankruptcy petition was filed;

         o convicted in a criminal proceeding or is currently subject to a pending criminal proceeding;

         o subject to any order, judgement or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending him/her from, or otherwise limiting his/her involvement in, any type of business, securities or banking activities; or

         o found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16-a-3(e) and Form 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, management believes all required reports were made during the fiscal year ended December 31, 2004.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge upon request, by sending such request to us at our principal office.

ITEM 10.  EXECUTIVE COMPENSATION.

(a) Compensation.

This table sets forth all compensation paid by us for all services provided up to December 31, 2004 to each of our executive officers.

                                                                           LONG TERM COMPENSATION
                            SUMMARY COMPENSATION                       AWARDS                    PAYOUTS
                             ANNUAL COMPENSATION
                                                   OTHER                    SECURITIES
    NAME AND                                      ANNUAL      RESTRICTED    UNDERLYING               ALL OTHER
    PRINCIPAL                                     COMPEN-       STOCK      OPTIONS/SARS     LTIP      COMPEN-
    POSITION       YEAR     SALARY      BONUS     SATION       AWARD(S)         (#)        PAYOUTS    SATION
                               $          $          $            $              $            $          $

LEE, GORDON
CEO, CFO,
SECRETARY &        2004   (2)$240,000    -0-        -0-          -0-            -0-          -0-        -0-
DIRECTOR           2003      $240,000    -0-        -0-     (2)8,000,000        -0-          -0-        -0-

SCHUMACHER,
ROBERT
FORMER
PRESIDENT &        2004       -0-        -0-        -0-          -0-            -0-          -0-        -0-
CHIEF OPERATING    2003       -0-        -0-        -0-          -0-            -0-          -0-        -0-
OFFICER (1)

(1) Mr. Schumacher was President and Chief Operating Officer from July 23, 2003 until August 15, 2004.
(2) 8,000,000 shares were issued in February 2004 in settlement of $240,000.00 owed to Mr. Lee for his services as CEO and Chairman for fiscal 2003.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) This table sets out beneficial owners of five percent (5%) or greater of our common stock. The following sets forth information with respect to ownership by holders of more than five percent (5%) of our common stock known by the registrant based upon 76,351,605 shares of common stock outstanding at December 31, 2004.

                                  NAME AND ADDRESS OF
 TITLE OF CLASS                    BENEFICIAL OWNER                          INTEREST          PERCENTAGE OF CLASS
----------------- ---------------------------------------------------- --------------------- -------------------------

                  GORDON F. LEE
Common            11301 Olympic Boulevard, Suite 680
                  Los Angeles, CA   90064                                   25,477,000                33.4%

b) The following table sets forth information with respect to our common stock beneficially owned by each officer and director, and by all directors and officers as a group, at December 31, 2004.

                                  NAME AND ADDRESS OF
 TITLE OF CLASS                    BENEFICIAL OWNER                          INTEREST          PERCENTAGE OF CLASS
----------------- ---------------------------------------------------- --------------------- -------------------------

                  GORDON F. LEE
Common            11301 Olympic Boulevard, Suite 680
                  Los Angeles, CA   90064                                   25,477,000                33.4%

TOTAL                                                                       25,477,000                33.4%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our Chief Executive Officer and principal shareholders advanced $28,360, net of cash repayments, to us for working capital purposes during the year ended December 31, 2004 and $49,972 as of December 31, 2003. No formal repayment terms or arrangements exist. During the year ended December 31, 2004 and 2003, we issued an aggregate of 1,867,065 and 230,000 shares of common stock, respectively, as repayments of officer and related party advances. Total amount due to officer and shareholders is $33,117 and $74,416 at December 31, 2004 and 2003, respectively. In June 2004, we purchased 700,000 shares of previously issued common stock from our Chief Executive Officer in exchange for a promissory note in the amount of $175,000. The promissory note was payable on demand and non-interest bearing. We canceled the 700,000 shares of common stock upon the return of shares by our Chief Executive Officer.

In June 2003, we entered into a consulting agreement ("CONSULTING AGREEMENT") with Bentley Communications Corp. ("BENTLEY"), an entity controlled at that time by our President. Pursuant to the Consulting Agreement, we received 10,000,000 shares of Bentley's restricted common stock, valued at $33,000, to provide consulting services to Bentley over a six-month period commencing July 1, 2003.

ITEM 13.  EXHIBITS.

The exhibits listed below are furnished in accordance with Item 601 of Regulation S-B.

EXHIBIT
NUMBER                               DESCRIPTION
--------------------------------------------------------------------------------
3.1          Articles of Amendment and Articles of Incorporation (1)
3.2          By-laws of the registrant (1)
3.3          Articles of Amendment (Name change to Smart SMS Corp. and increase authorized shares) (8)
4.1          Designation of the Series A Convertible Preferred Stock (8)
10.1         July 2003 Non-Qualified Stock & Stock Option Plan (2)
10.2         2004 Non-Qualified Stock & Stock Option Plan (3)
10.3         October 2004 Non-Qualified Stock & Stock Option Plan (4)
10.4         License Agreement dated October 25, 2004 with Omni Media
               Distribution, Inc. (6)
10.5         Employment Agreement with Gordon F. Lee (7)
14           Code of Ethics (5)
31.1         Certification of the Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
31.2         Certification of the Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002
32.1         Certification of the Chief Executive Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002
32.2         Certification of the Chief Financial Officer pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Company's registration statement on Form 10-SB filed September 15, 2000, SEC File No. 0-31541, Accession No. 1019687-0-1308.
(2) Incorporated by reference from the Company's registration statement on Form S-8 filed July 25, 2003, SEC File No. 333-107366, Accession No. 1019687-3-1516.
(3) Incorporated by reference from the Company's registration statement on Form S-8 filed April 16, 2004, SEC File No. 333-114539, Accession No. 1019687-4-828.
(4) Incorporated by reference from the Company's registration statement on Form S-8 filed October 8, 2004, SEC File No. 333-119614, Accession No. 1019687-4-2212.
(5) Incorporated by reference from the Company's Form 10-KSB filed March 29, 2004, SEC File No. 0-31541, Accession No. 1019687-4-622.
(6) Incorporated by reference from the Company's Form 8-K filed November 3, 2004, SEC File No. 0-31541, Accession No. 1019687-4-2381.
(7) Incorporated by reference from the Company's Form 10-QSB filed November 15, 2004, SEC File No. 0-31541, Accession No. 1019687-4-2502.
(8) Incorporated by reference from the Company's Form 8-K filed December 2, 2005, SEC File No. 0-31541, Accession No. 1019687-5-3319.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)      Audit Fees

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $30,550 and $26,600, respectively.

(2)      Audit-Related Fees

         There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under Item 1.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 27th, 2006

                                     SMART SMS CORP.



                                     By: /s/ GORDON F. LEE
                                         -----------------
                                     Name:  GORDON F. LEE
                                     Title: Chief Executive Officer,
                                            Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     By: /s/ GORDON F. LEE
                                         -----------------
                                     Name:  GORDON F. LEE
                                     Title: Chief Executive Officer,
                                            Chief Financial Officer & Director
                                     April 27th, 2006