Form 10QSB
period 2006-03-31
Smart SMS Corp
filed 2006-06-13
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2005

or

[ ]      Transitional report filed under Section 13 or 15(d) of the Exchange
         Act.

                          Commission File No. 000-31541


                                 SMART SMS CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          FLORIDA                                       65-0941058
--------------------------------------------------------------------------------
State or other jurisdiction of             I.R.S. Employer Identification Number
incorporation or organization


            11301 Olympic Boulevard, Suite 680, Los Angeles, CA 90064
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (310) 445-2599

                               AMERICAN IDC CORP.
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.001 Par Value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of June 12, 2006, the Registrant had 507,060,361 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                  SMART SMS CORP. (Formerly AMERICAN IDC CORP.)

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2005


                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Condensed Balance Sheets:
             March 31, 2005 and December 31, 2004

             Condensed Statements of Losses:
             Three Months Ended March 31, 2005 and 2004
             For the Period June 3, 1997 (Date of Inception) through
               March 31, 2005

             Condensed Statements of Deficiency in Stockholders' Equity For the period June 3, 1997 (Date of Inception) through March 31, 2005

             Condensed Statements of Cash Flows:
             Three Months Ended March 31, 2005 and 2004
             For the period ended June 3, 1997 (Date of Inception) through
               March 31, 2005

             Notes to Unaudited Condensed Financial Statements
             (March 31, 2005

     Item 2. Management Discussion and Analysis or Plan of Operation

     Item 3. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits

ITEM 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)


                                            SMART SMS CORP.
                                     (FORMERLY AMERICAN IDC CORP.)
                                      A DEVELOPMENT-STAGE COMPANY
                                       CONDENSED BALANCE SHEETS
                                        MARCH 31, 2005 AND 2004


                                                                         (Unaudited)
                                                                           March 31,      December 31,
                                                                             2005             2004
                                                                          -----------     -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $     3,848     $       978
                                                                          -----------     -----------
Total Assets                                                              $     3,848     $       978
                                                                          ===========     ===========

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                 $   339,514     $   233,714
 Convertible debenture                                                         10,000              --
 Other advances                                                                22,000          22,000
 Advances from officer                                                             --          27,627
 Notes payable to officer                                                          --         175,000

 Advances from shareholders                                                     5,490           5,490
                                                                          -----------     -----------
 Total current liabilities                                                    377,004         463,831


COMMITMENTS AND CONTINGENCIES                                                      --              --

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
 Common stock, par value $.001 per share; 250,000,000
    shares authorized at March 31, 2005 and December 31, 2004, respectively; 174,164,128 and 76,351,605 shares issued,
    outstanding at March 31, 2005 and December 31, 2004, respectively         174,164          76,352
 Additional paid-in-capital                                                 5,983,141       4,931,748
 Deferred compensation                                                       (102,661)             --
 Common stock subscription                                                     83,100         111,400
 Accumulated deficit during development stage                              (6,510,900)     (5,582,353)
                                                                          -----------     -----------
(Deficiency in) stockholders' equity                                         (373,156)       (462,853)

Total Liabilities and (Deficiency in) Stockholders' Equity                $     3,848     $       978
                                                                          ===========     ===========



              See accompanying footnotes to the unaudited condensed financial information





                                       SMART SMS CORP.
                                (FORMERLY AMERICAN IDC CORP.)
                                 A DEVELOPMENT-STAGE COMPANY
                                CONDENSED STATEMENTS OF LOSSES
                                         (UNAUDITED)

                                                                            For the period from
                                                                                June 3, 1997
                                               For The Three Months Ended       of inception)
                                                        March 31,                through
                                              -----------------------------      March 31,
                                                  2005             2004             2005
                                              ------------     ------------     ------------

Costs and Expenses:
 Selling, General and Administrative          $    918,547     $    199,158     $  6,010,900
 Impairment Loss                                        --               --          523,000
                                              ------------     ------------     ------------
Total Operating Expense                            918,547          199,158        6,533,900

Loss from Operations                              (918,547)        (199,158)      (6,533,900)

Other Income                                            --               --           33,000
Interest (Expense), net                            (10,000)              --          (10,000)
                                              ------------     ------------     ------------
                                                   (10,000)              --           23,000

Provision for Income Tax                                --               --               --
                                              ------------     ------------     ------------

Net Loss                                      $   (928,547)    $   (199,518)    $ (6,510,900)
                                              ============     ============     ============

Loss per common share (basic and assuming
dilution)                                     $      (0.01)    $      (0.01)
                                              ============     ============

Weighted average common shares outstanding      88,749,816       25,977,571
                                              ============     ============




         See accompanying footnotes to the unaudited condensed financial information




                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT-STAGE COMPANY
                                     CONDENSED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                               FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                                            (UNAUDITED)
                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                   Additional     Common      During
                                                          Common        Stock       Paid in       Stock     Development
                                                          Shares        Amount      Capital    Subscription    Stage        Total
                                                         ---------    ---------    ---------    ---------    ---------    ---------
Issuance of common stock to Founders in
  June 1997 in exchange for services
  at $.0004 per share                                    5,000,000    $   5,000    $  (3,000)   $      --    $      --    $   2,000

Net Loss                                                        --           --           --           --       (2,000)      (2,000)
                                                         ---------    ---------    ---------    ---------    ---------    ---------

BALANCE AT DECEMBER 31, 1997                             5,000,000        5,000       (3,000)          --       (2,000)          --
                                                         =========    =========    =========    =========    =========    =========

Net loss                                                        --           --           --           --           --           --
                                                         ---------    ---------    ---------    ---------    ---------    ---------

 BALANCE AT DECEMBER 31, 1998                            5,000,000    $   5,000    $  (3,000)   $      --    $  (2,000)   $      --
                                                         =========    =========    =========    =========    =========    =========

Net loss                                                        --           --           --           --         (800)        (800)
                                                         ---------    ---------    ---------    ---------    ---------    ---------

 BALANCE AT DECEMBER 31, 1999                            5,000,000    $   5,000    $  (3,000)   $      --    $  (2,800)   $    (800)
                                                         =========    =========    =========    =========    =========    =========
Issuance of common stock to consultants in
  September 2000 in exchange for
  services at $.10 per share                               100,000          100        9,900           --           --       10,000

Net loss                                                        --           --           --           --      (15,710)     (15,710)
                                                         ---------    ---------    ---------    ---------    ---------    ---------
 BALANCE AT DECEMBER 31, 2000                            5,100,000    $   5,100    $   6,900    $      --    $ (18,510)   $  (6,510)
                                                         =========    =========    =========    =========    =========    =========
Issuance of common stock to consultants in
  December 2001 at $.75 per share in
  exchange for prepaid service fees                        100,000          100       74,900           --           --       75,000

Net loss                                                        --           --           --           --      (41,313)     (41,313)
                                                         ---------    ---------    ---------    ---------    ---------    ---------

 BALANCE AT DECEMBER 31, 2001                            5,200,000    $   5,200    $  81,800    $      --    $ (59,823)   $  27,177
                                                         =========    =========    =========    =========    =========    =========
Issuance of common stock to consultants in
  July 2002 in exchange for services at
  $.50 per share                                           300,000          300      149,700           --           --      150,000
Issuance of common stock to consultants in
  October 2002 in exchange for services
  at $.85 per share                                        300,000          300      254,700           --           --      255,000

Shares issued in October 2002 for cash at
  $.30 per share, net of costs                             100,000          100       29,890           --           --       29,990
Issuance of common stock to consultants in
  November 2002 in exchange for
  services at $.35 per share                               110,000          110       38,390           --           --       38,500
Issuance of common stock to consultants in
  December 2002 in exchange for services
  at $.43 per share                                        240,000          240      102,960           --           --      103,200

Shares issued in December 2002 for cash
  at $.25 per share                                        100,000          100       24,900      (20,000)          --        5,000

Stock options issued in exchange for
  services rendered                                             --           --       51,900           --           --       51,900

 Net loss                                                       --           --           --           --     (797,069)    (797,069)
                                                         ---------    ---------    ---------    ---------    ---------    ---------

 BALANCE AT DECEMBER 31, 2002                            6,350,000    $   6,350    $ 734,240    $ (20,000)   $(856,892)   $(136,302)
                                                         =========    =========    =========    =========    =========    =========


                     See accompanying footnotes to the unaudited condensed financial information




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT-STAGE COMPANY
                                     CONDENSED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                               FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                                             (UNAUDITED)

                                                                                                          Deficit
                                                                                                         Accumulated
                                                                            Additional      Common         During
                                                  Common        Stock        Paid in        Stock        Development
                                                  Shares        Amount       Capital     Subscription       Stage          Total
                                                -----------   -----------   -----------   -----------    -----------    -----------
BALANCE FORWARD                                   6,350,000   $     6,350   $   734,240   $   (20,000)   $  (856,892)   $  (136,302)
                                                ===========   ===========   ===========   ===========    ===========    ===========
Issuance of common stock to consultants
  in January 2003 in exchange for
  services at approximately $.30 per share          495,000           495       149,168            --             --        149,663
Issuance of common stock to consultants
  in March 2003 in exchange for services
  at approximately $.03 per share                 1,300,000         1,300        37,700            --             --         39,000
Issuance of common stock in March 2003
  in exchange for start-up costs at
  $0.03 per share                                 2,000,000         2,000        58,000            --             --         60,000
Issuance of common stock to consultants
  in May 2003 in exchange for services at
  approximately $.03 per share                    1,510,000         1,510        43,790            --             --         45,300
Issuance of common stock to consultants
  in June 2003 in exchange for services at
  approximately $.03 per share                      410,000           410        11,890            --             --         12,300
Issuance of common stock in June 2003
  in exchange for start-up costs at
  $0.03 per share                                 1,200,000         1,200        34,800            --             --         36,000
Issuance of common stock in July 2003
  for cash at $.05 per share, net of costs          100,000           100         4,900            --             --          5,000
Issuance of common stock to consultants
  in July 2003 in exchange for services
  at approximately $.11 per share                 6,729,000         6,729       756,099            --             --        762,828
Issuance of common stock to consultants
  in August 2003 in exchange for services
  at approximately $.07 per share                 1,397,000         1,397        98,128            --             --         99,525
Issuance of common stock to related parties
  in September 2003 in exchange for previously
  incurred debts at $.05 per share                  230,000           230        11,270            --             --         11,500
Issuance of common stock to consultants in
  September 2003 in exchange for services at
  approximately $.06 per share                      335,000           335        17,552            --             --         17,887
Issuance of common stock to consultants
  in October 2003 in exchange for services
  at approximately $.05 per share                   172,000           172         7,728            --             --          7,900
Issuance of common stock in November 2003
  for cash at $.06 per share, net of costs          100,000           100         5,900            --             --          6,000
Issuance of common stock to consultants
  in December 2003 in exchange for services
  at approximately $.10 per share                   236,000           236        23,364            --             --         23,600
Common stock subscription                                --            --            --        92,100             --         92,100
Stock options issued in exchange for services            --            --        21,080            --             --         21,080

Net loss                                                 --            --            --            --     (1,685,647)    (1,685,647)
                                                -----------   -----------   -----------   -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2003                     22,564,000   $    22,564   $ 2,015,609   $    72,100     (2,542,539)   $  (432,266)
                                                ===========   ===========   ===========   ===========    ===========    ===========



                             See accompanying footnotes to the unaudited condensed financial information




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT-STAGE COMPANY
                                CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                               FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                                             (UNAUDITED)

                                                                                                          Deficit
                                                                                                         Accumulated
                                                                            Additional      Common         During
                                                  Common        Stock        Paid in        Stock        Development
                                                  Shares        Amount       Capital     Subscription       Stage          Total
                                                -----------   -----------   -----------   -----------    -----------    -----------

BALANCE FORWARD                                  22,564,000   $    22,564   $ 2,015,609   $    72,100    $(2,542,539)   $  (432,266)
                                                ===========   ===========   ===========   ===========    ===========    ===========
Issuance of common stock to consultants in
  February 2004 in exchange for services at
  approximately $.03 per share                    8,200,000         8,200       245,800            --             --        254,000
Issuance of common stock to consultants in
  March 2004 in exchange for services fees at
  approximately $.07 per share                      215,000           215        15,075            --             --         15,290
Stock options granted in March 2004 issued
  in exchange for services (Note D)                      --            --        96,320            --             --         96,320
Issuance of common stock to consultants in
  April 2004 in exchange for services and
  accrued fees at approximately $.05 per share    1,845,000         1,845        87,455            --             --         89,300
Issuance of common stock to consultants in
  April 2004 in exchange for related party
  advances at $.03 per share                      1,355,300         1,356        39,303            --             --         40,659
Issuance of common stock to consultants in
  April 2004 in exchange for license fees
  at $.06 per share                               1,000,000         1,000        59,000            --             --         60,000
Issuance of common stock to consultants in
  May 2004 in exchange for services at
  approximately $.09 per share                    2,045,455         2,045       175,950            --             --        177,995
Issuance of common stock in June 2004 in
  connection with private placement at
  $.06 per share, net of costs and fees             250,000           250        14,750            --             --         15,000
Issuance of common stock to consultants in
  June 2004 in exchange for services at
  approximately $.08 per share                      391,667           392        29,108            --             --         29,500
Cancellation of shares issued to Company
  officer in exchanges for services in
  prior years                                      (700,000)         (700)     (184,300)           --             --       (185,000)
Issuance of common stock to consultants in
  July 2004 in exchange for services at
  approximately $.09 per share                    2,134,183         2,134       182,571            --             --        184,705
Issuance of common stock in July 2004 in
  connection with private placement at $.08
  per share, net of costs and fees                  330,000           330        25,420            --             --         25,750
Issuance of common stock to consultants in
  August 2004 in exchange for services at
  approximately $.06 per share                      950,000           950        58,550            --             --         59,500
Issuance of common stock to officers in
  August 2004 in exchange for management fees
  and officer advances at $.05 per share          4,000,000         4,000       196,000            --             --        200,000
Issuance of common stock in August 2004 in
  connection with private placement at $.05
  per share, net of costs and fees                  400,000           400        20,200            --             --         20,600
Issuance of common stock to consultants in
  September 2004 in exchange for services at
  approximately $.06 per share                      796,000           796        48,887            --             --         49,683
Issuance of common stock in September 2004 in
  connection with private placement at $.05
  per share, net of costs and fees                  100,000           100         4,900            --             --          5,000
Issuance of common stock in October 2004 in
  connection with private placement at $.05
  per share, net of costs and fees                2,100,000         2,100       112,900            --             --        115,000
Issuance of common stock to consultants in
  October 2004 in exchange for services fees
  at approximately $.06 per share                10,335,000        10,335       564,890            --             --        575,225
Issuance of common stock in November 2004 in
  exchange for license fees at approximately
  $.05 per share                                  8,000,000         8,000       422,000            --             --        430,000
Issuance of common stock to consultants in
  November 2004 in exchange for services at
  approximately $.09 per share                    5,600,000         5,600       484,400            --             --        490,000
Issuance of common stock in December 2004 in
  connection with private placement at $.03 per
  share, net of costs and fees                    1,125,000         1,125        34,775            --             --         35,900
Issuance of common stock to consultants in
  December 2004 in exchange for services at
  approximately $.06 per share                    3,315,000         3,315       182,185            --             --        185,500
Common stock subscription                                --            --            --        39,300             --         39,300

Net loss                                                 --            --            --            --     (3,039,815)    (3,039,815)
                                                -----------   -----------   -----------   -----------    -----------    -----------
BALANCE AT DECEMBER 31, 2004                     76,351,605   $    76,352   $ 4,931,748   $   111,400    $(5,582,353)   $  (462,853)
                                                ===========   ===========   ===========   ===========    ===========    ===========


                            See accompanying footnotes to the unaudited condensed financial information




                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT-STAGE COMPANY
                               CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                               FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                                            (UNAUDITED)

                                                                                                Deficit
                                                                                              Accumulated
                                                                    Additional                  Common       During
                                            Common       Stock        Paid in     Deferred       Stock     Development
                                            Shares       Amount       Capital   Compensation  Subscription    Stage        Total
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

BALANCE AT DECEMBER 31, 2004               76,351,605  $    76,352  $ 4,931,748  $        --  $   111,400  $(5,582,353) $  (462,853)
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========
Issuance of common stock in January
  2005 in exchange for accrued
  service fees at approximately
  $0.03 per share                             398,000          398       13,757           --           --           --       14,155
Issuance of common stock in January
  2005 in connection with common
  stock subscribed                            750,000          750       11,750           --      (12,500)          --           --
Issuance of common stock in February
  2005 in exchange for services fees
  at approximately $0.01 per share          1,100,000        1,100        9,900           --           --           --       11,000
Issuance of common stock in February
  2005 in exchange for services fees
  and deferred compensation at
  approximately $0.05 per share             2,000,000        2,000       98,000      (81,096)          --           --       18,904
Issuance of common stock in connection
  with private placement in March 2005
  at $0.01 per share                        1,000,000        1,000        9,000           --           --           --       10,000
Issuance of common stock in connection
  with private placement in March 2005
  and common stock subscribed               3,322,857        3,323       38,477           --      (26,800)          --       15,000
Issuance of common stock in connection
  with private placement in March 2005
  at $0.03 per share                          666,666          666       19,334           --           --           --       20,000
Issuance of common stock in March 2005
  in exchange for services fees at
  approximately $0.03 per share               200,000          200        5,800           --           --           --        6,000
Issuance of common stock in March 2005
  in exchange for services fees at
  approximately $0.05 per share             1,000,000        1,000       49,000           --           --           --       50,000
Issuance of common stock in March 2005
  in exchange for services fees at
  approximately $0.01 per share             1,100,000        1,100        9,900           --           --           --       11,000
Issuance of common stock in March 2005
  to officer  in exchange for services
  fees, note payable, previously incurred
  debt, and deferred compensation          46,275,000       46,275      416,475      (21,565)          --           --      441,185
Issuance of common stock in March 2005
  in exchange for license fees at
  approximately $0.01 per share            40,000,000       40,000      360,000           --           --           --      400,000

Common stock subscription                          --           --           --           --       11,000           --       11,000
Beneficial conversion feature of
  notes payable                                    --           --       10,000           --           --           --       10,000
Net loss                                           --           --           --           --           --     (928,547)    (928,547)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

BALANCE AT MARCH 31, 2005                 174,164,128  $   174,164  $ 5,983,141  $  (102,661) $    83,100  $(6,510,900) $  (373,156)
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========


                            See accompanying footnotes to the unaudited condensed financial information




                                                      SMART SMS CORP.
                                               (FORMERLY AMERICAN IDC CORP.)
                                                A DEVELOPMENT-STAGE COMPANY
                                             CONDENSED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)


                                                                                                          For the period from
                                                                                                           June 3, 1997 (date
                                                                              For the three months ended      of inception)
                                                                                        March 31,              through
                                                                               ---------------------------     March 31,
                                                                                  2005            2004            2005
                                                                               -----------     -----------     -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                                     $  (928,547)    $  (199,158)    $(6,510,900)
Adjustments to reconcile net loss from development stage
  operations to cash provided by (used in) operating activities:
Common stock issued in exchange for services and management fees                   262,654          21,790       3,974,755
Common stock issued for license fees                                               400,000              --         890,000
Other income received in forms of restricted securities                                 --              --          33,000
Impairment loss                                                                         --              --         (33,000)
Stock options issued in exchange for services rendered                                  --          96,320         169,300

Common Stock issued in exchange for start-up costs                                      --              --          96,000

Write off prepaid service fees previously paid by common stock                          --              --          75,000
Beneficial conversion feature of note payable charged to
interest expense                                                                    10,000              --          10,000
Changes in assets and liabilities:
Cash disbursed in excess of available fund                                              --            (237)             --
Accounts payable and accrued expenses                                              119,955          68,382         629,969
                                                                               -----------     -----------     -----------
NET CASH (USED IN) OPERATING ACTIVITIES                                           (135,938)        (12,903)       (665,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
  subscription, net of costs                                                        56,000              --         450,640

Proceeds from issuance of convertible note payable                                  10,000              --          10,000
Proceeds from other advances, net of repayments                                         --          16,971          22,000
Proceeds from officer and related party advances,
  net of repayments                                                                 72,808              --         187,084
                                                                               -----------     -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          138,808          16,971         669,724


NET INCREASE IN CASH AND EQUIVALENTS                                                 2,870           4,068           3,848

Cash and cash equivalents at the beginning of the period                               978              --              --
                                                                               -----------     -----------     -----------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                             $     3,848     $     4,068     $     3,848
                                                                               ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                                       $        --     $        --     $        --

Income taxes paid                                                                       --              --              --
Common stock issued in exchange for services
  and management fees                                                              262,654          21,790       3,974,755
Common stock issued in exchange for license fees                                   400,000              --         890,000
Stock options issued in exchange for services rendered                                  --          96,320         169,300
Common stock issued in exchange for prepaid expenses                                    --           7,500          75,000
Common Stock issued for start-up costs                                                  --              --          96,000
Other income received in forms of restricted securities                                 --              --          33,000
Common stock issued in exchange for accrued management fees                             --         240,000         240,000
Common stock issued in exchange for accrued service fees                            14,155              --          50,455
Common stock issued in exchange for officer advances                               100,435              --         129,435
Common stock issued in exchange for related party advances                              --              --          52,159




                        See accompanying footnotes to the unaudited condensed financial information


                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

On June 3, 1997, American IDC Corp. (the "Company") was incorporated under the laws of the state of Florida. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing an Internet Data Center business. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2005, the Company has accumulated losses of $6,510,900.

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

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for subsequent period. The Company does not have any awards of stock-based employee compensation outstanding as of March 31, 2005.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (CONTINUED)
------------------------------------

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the its last quarter of fiscal 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

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

New Accounting Pronouncements
-----------------------------

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

NOTE B - CAPITAL STOCK

On October 4, 2004, the Company amended the Articles of Incorporation increasing the Company's authorized shares of common stock from 50,000,000 shares to 250,000,000 shares with a par value of $.001 per share. As of March 31, 2005 and December 31, 2004, the Company has issued and outstanding 174,164,128 shares and 76,351,605 shares of common stock, respectively. Subsequent to the date of the financial statements, the Company's board of directors passed a resolution to create the Company's Series A Convertible Preferred Stock, and increase the authorized common stock to 1,000,000,000 shares (Note H).

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

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

In November 2004, the Company issued 3,000,000 shares of common stock to Omni Media Distribution, Inc. ("Omni") pursuant to Film Library License Agreement the Company entered into in October 2004. The shares issued to Omni were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. License fees of $180,000 were charged to operations during the year ended December 31, 2004. The Company also issued 5,000,000 shares of common stock to ETV Inc. pursuant to Exclusive License Agreement the Company entered into in April 2004. The shares issued to ETV Inc. were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. License fees of $250,000 were charged to operations during the year ended December 31, 2004. The Company also issued an aggregate of 5,600,000 shares of common stock to consultants in exchange for service fees of 490,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
NOTE B - CAPITAL STOCK (CONTINUED)

In December 2004 the Company issued an aggregate of 1,125,000 to investors in exchange for $35,900 of proceeds, net of costs and fees. The Company also issued an aggregate of 3,315,000 shares of common stock to consultants in exchange for service fees of $185,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company received proceeds of $32,600 in December 2004 for 992,857 shares of common stock subscribed. The 992,857 shares subscribed were issued to the investors in the first quarter of 2005.

In January 2005, the Company issued an aggregate of 398,000 shares of common stock to consultants in exchange for accrued service fees of $14,155. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 750,000 shares of common stock, valued at $12,500, to an investor in exchange for common stock subscribed in prior periods.

In February 2005, the Company issued an aggregate of 3,100,000 shares of common stock to consultants in exchange for service fees of $29,904 and deferred compensation of $81,096. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In March 2005, the Company issued an aggregate of 2,300,000 shares of common stock to consultants in exchange for service fees of $67,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 4,989,523 shares of common stock to investors in exchange for $45,000 of cash, net of costs and fees, and $26,800 of common stock subscribed in prior periods. The Company also issued an aggregate of 46,275,000 shares of common stock to Company's Chief Executive Officer in exchange for management and director fees of $165,750, note payable of $175,000, $100,435 of officer advances, and $21,565 of deferred compensation. The Company also issued 40,000,000 shares of common stock to Smart Entertainment Inc. to purchase the exclusive license. The shares issued to Smart Entertainment Inc. were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. The Company's management determined at the time of the transaction, there were no material intangible assets that could be capitalized in accordance with FAS No.141. Accordingly, license fees of $400,000 were charged to operations during the three months ended March 31, 2005. Additionally, the Company received proceeds of $11,000 in March 2005 for common stock subscribed. The shares subscribed were issued subsequent to the date of the financial statements.

NOTE C - NON-EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed to consultants.


                        Options Outstanding                                Options Exercisable
                        -------------------                                -------------------
                                  Weighted Average         Weighed                       Weighted
                     Number    Remaining Contractual       Average         Number        Average
Exercise Prices   Outstanding      Life (Years)         Exercise Price   Exercisable   Exercise Price
---------------   -----------  ---------------------    --------------   -----------   --------------
    $0.50           100,000           2.75                   0.50           100,000         0.50
    1.50            100,000           2.00                   1.50           100,000         1.50
                  -----------      --------               -------         ----------      ------
                    200,000           2.38                 $ 1.00           200,000       $ 1.00
                  ===========      ========               =======         ==========      ======

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE C - NON-EMPLOYEE STOCK OPTIONS (CONTINUED)

Transactions involving options issued to non-employees are summarized as follows:

                                                                Weighted Average
                                            Number of Shares    Price Per Share
                                            ----------------    ---------------

Outstanding at December 31, 2002                 300,000               0.83
   Granted                                       100,000               0.50
   Exercised                                          --                 --
   Canceled or expired                                --                 --
                                              ----------         ----------
Outstanding at December 31, 2003                 400,000           $  0.75
                                              ==========         ==========
   Granted                                       175,000              0.05
   Exercised                                          --                --
   Canceled or expired                          (200,000)             1.50
                                              ----------         ----------
Outstanding at December 31, 2004                 375,000           $  0.56
                                              ==========         ==========
   Granted                                            --                --
   Exercised                                          --                --
   Cancelled                                    (175,000)             0.05
                                              ----------         ----------
Outstanding at March 31, 2005                    200,000           $  1.00
                                              ==========         ==========

The Company did not grant any stock options during the three months ended March 31, 2005. The weighted-average fair value of stock options granted to consultants during the three months ended March 31, 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows: expected term of 1 year, a risk free interest rate of 1.01%, a dividend yield of 0% and volatility of 15%. The amount of the expense charged to operations in connection with granting the options was $96,320 during the period ended March 31, 2004.

NOTE D - CONVERTIBLE NOTE PAYABLE

On March 7, 2005, the Company issued a promissory note to a consultant in exchange for working capital advances to the Company in the amount of $10,000. The Company granted the noteholder an option to convert the $10,000 of principal, payable on demand, to 750,000 shares of the company's unregistered common stock. The Company accounted for the notes payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14") and Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"). The fair value of the company's restricted common stock at the time the conversion option was granted approximated $24,000 for the 750,000 shares of common stock. The Company recognized and measured an imbedded beneficial conversion feature, in the amount of $10,000, presented in the convertible note to additional paid in capital and a discount against the convertible note. The convertible note is payable on demand, accordingly the debt discount attributed to the beneficial conversion feature was charged to interest expense at issuance of the note. The Company recorded a non-cash interest expense in the amount of $10,000 during the period ended March 31, 2005 in connection with this convertible note.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE E - COMMITMENTS AND CONTINGENCIES

On December 11, 2004 the Company signed a letter of understanding with Smart Entertainment Inc. ("Smart Entertainment") incorporated under the laws of the County of Iceland. The Company and Smart Entertainment re-negotiated and amended the terms on various occasions of the above mention letter of understanding. Subsequent to the date of the financial statements, the Company and Smart Entertainment entered into a final and definitive licensing agreement (Note H). This agreement supersedes any and all previous agreements and understandings. Any cash or share considerations paid by the Company to Smart Entertainment are included as consideration in the final agreement.

NOTE F - RELATED PARTY TRANSACTIONS

The Company's officer and principal shareholders have advanced funds to the Company for working capital purposes during the three months ended March 31, 2005 and the year ended December 31, 2004. No formal repayment terms or arrangements exist. In June 2004, the Company purchased 700,000 shares of previously issued common stock from its Chief Executive Officer in exchange for a promissory note in the amount of $175,000. The promissory note was payable on demand and non-interest bearing. The Company canceled the 700,000 shares of common stock upon the return of shares by its Chief Executive Officer. In March 2005, the Company issued an aggregate of 46,275,000 shares of common stock to its Chief Executive Officer in exchange for management and director fees of $165,750, previously issued note payable of $175,000, repayment of officer advances in the amount of $100,435, and $21,565 of deferred compensation (Note
B). Total amount due to officer and shareholders was $5,490 and $33,117 at March 31, 2005 and December 31, 2004, respectively.

NOTE G - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period June 3, 1997 through March 31, 2005, the Company has incurred a loss of $6,510,900, and the Company's current liabilities exceeded its current assets by $373,156 as of March 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE H - SUBSEQUENT EVENTS

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

Subsequent to the date of financial statements, the Company issued an aggregate of 27,990,000 shares of common stock to investors in connection with private placements. The Company also issued an aggregate of 91,217,233 shares of common stock to its Chief Executive Officer and consultants in exchange for services fees and accrued service fees.

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

Newly Formed Subsidiaries
-------------------------

Subsequent to the date of the financial statements, the Company formed the following subsidiaries:

         o Smart SMS Mexico, LLC, a Nevada limited liability company, formed on April 4, 2005.
         o Smart SMS Latino USA, Inc., a Nevada corporation, formed on April 19, 2005.
         o    Smart Hustle Inc., a Nevada corporation, formed on April 19, 2005.
         o    China Techmedia Corp, a Nevada corporation, formed on May 9, 2005.
         o Smart Measures, LLC, a Nevada limited liability company, formed on June 2, 2005.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

During the next twelve months, we plan to concentrate our efforts on developing our text messaging services known as SMS and MMS and identifying specific markets and clients for these services. We intend to rely on the experience and expertise of our management to study the market for these services. We have contracted with an SMS company in Norway to participate in the development and design of SMARTSMSCORP.com. They are contracted to provide their programming expertise to create a working, navigational, music downloading site. These programmers will continue to provide us with technical support and 24/7 customer service for our SMS platform.

Because we remain essentially a start-up development company with limited capital resources, it may be necessary for our officers and shareholders to either advance funds to us, or to accrue expenses until such time as an additional financing can be made. Our Chief Executive Officer and principal shareholders have advanced $5,490 and $33,117, net of cash repayments, to us for working capital purposes as of March 31, 2005 and December 31, 2004, respectively. No formal repayment terms or arrangements exist. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until our product development and marketing reaches a point when additional financing will be possible. Further, our Chief Executive Officer will defer major cash compensation until such time as we begin to earn revenues from operations. It is clear to us that present funding is not sufficient for the launch of our operations, and that we must interest investors in one or more secondary capital formation programs before we can launch. We do not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to continue operations. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. Management is now engaged in evaluating the feasibility of further limited offerings or private placements, whether to develop a program for investors involving royalties or profit participation in actual product sales, with investments tied to specific products, or whether to attempt to register securities for sale, pursuant to
Section 5 of the SECURITIES ACT OF 1933. It is the conclusion of management that significant additional capital formation is necessary to launch operations successfully. We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis, until we begin to earn revenues from operations. Other than our current commitments, outside advisors or consultants will be used only if they can be obtained for a minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner as we continue to develop our business plan during the next twelve months. We are developing the software for launch of Smart SMS. Expenses of this development are expected to be $1,000,000 during 2005. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

We anticipate $1,000,000 cash will be required for the next twelve months to develop our operations. We are committed to pay over $250,000 in consulting expenses over the next twelve months for development of our operations. Required management, legal and professional services during that period are believed capable of being secured for deferred payment or payment in new investment shares of common stock. The exception to the previous statement is that our auditor cannot lawfully or properly be compensated otherwise than by payment for services in cash as billed by such independent auditor. This cash requirement is foreseen to be not less than $10,000 or more than $40,000 during the next twelve months. This minimal funding will be obtained by borrowing, possibly with a guarantee from our officers, directors or principal shareholder. There is no assurance possible that even these minimal requirements for cash can be met. The failure to maintain current auditing of the corporate affairs would result in our failure to meet our intention to file periodic reports, voluntarily or otherwise, at the close of our next fiscal year. Management may advance the expenses of our audit, legal and professional requirements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

REVENUES - We had no revenues for the three months ended March 31, 2005 or March 31, 2004. We are in the process of developing our online services as discussed above.

COSTS AND EXPENSES - General costs and expenses substantially increased from $199,158 for the three months ended March 31, 2004 to $918,547 for the same period ended March 31, 2005. This change is due to increased activities as the result of our abandoning our online interactive business and seeking a new business, resulting in our entering into the text messaging business by way of a license agreement.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had a working capital deficit of $373,156 compared to a working capital deficit of $462,853 at December 31, 2004, an decrease in deficit of $89,697. This decrease in deficit is primarily due to repayments of notes payable and advances to officer with our common stock, offset by an increase in accrued liabilities of selling, general and administrative expenses in 2005.

While we have raised capital and borrowed funds to meet our current and projected working capital needs, additional financing will be required in order to meet our obligations. We are seeking financing in the form of equity and debt for working capital. There are no assurances we will be successful in raising the funds required.

We have borrowed funds from significant shareholders in the past to satisfy certain obligations and anticipate that we will continue to borrow funds to meet future working capital requirements.

We generated a cash flow deficit from operations of $135,938 for the three months ended March 31, 2005. Cash flow deficits from operating activities for the three months ended March 31, 2005 is primarily attributable to our net loss from operations of $928,547, adjusted for common stock issued for services of $262,654, common stock issued for license fees, valued at $400,000, and accounts payable and accrued liabilities in the amount of $119,955.

Cash flow provided from financing activities was $138,808 for the three months ended March 31, 2005. Proceeds received during this period derived from $56,000 from proceeds from the sale of common stock, net of costs, $10,000 from issuance of convertible note payable, and $72,808 derived from proceeds from officers and related party advances, net of repayments. All proceeds were used for working capital.

The effect of inflation on our revenue and operating results was not significant. Our operations are in the southeastern United States and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Our independent certified public accountants have stated in their report included in our December 31, 2004 Form 10-KSB, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

Our business involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement, or statements made in this report. These risks and uncertainties include, but are not necessarily limited to, the risks set forth below. Our securities are speculative, and investment in our securities involves a high degree of risk and the possibility that the investor will suffer the loss of the entire amount invested.

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

We will be incurring costs to develop and market our Premium SMS text messaging business, to establish marketing relationships, and to build an administrative organization. There can be no assurance that we will be profitable on a quarterly or annual basis. In addition, as we expand our business network and marketing operations, we will likely need to increase our operating expenses, broaden our customer support capabilities, and increase our administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, our business may potentially fail.

NEED FOR ADDITIONAL FINANCING

It is likely that revenues from our operations may not be sufficient to finance our initial operating cost to reach break even. As a result, we will need to raise or find additional capital. While we expect to be able to meet our financial obligations for approximately the next twelve months, there is no assurance that, after such period, we will be operating profitably. If we are not, there can be no assurance that any required capital would be obtained on terms favorable to us. Failure to obtain adequate additional capital on favorable terms could result in significant delays in the expansion of new services and market share and could even result in the substantial curtailment of existing operations and services to clients.

UNPREDICTABILITY OF FUTURE REVENUES; POTENTIAL FLUCTUATIONS IN QUARTERLY
RESULTS.

As a result of our lack of operating history and the emerging nature of the market in which we compete, we are unable to forecast our revenues accurately. Our current and future expense levels are based largely on our investment/operating plans and estimates of future revenue are to a large extent based on our own estimates. Sales and operating results generally depend on the volume of, timing of, and ability to obtain customers, orders for services received, and revenues generated. These are, by their nature, difficult at best to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or delay. Accordingly, any significant shortfall or delay in revenue in relation to our planned expenditures would have an immediate adverse affect on our business, financial condition, and results of operations. Further, in response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions that could have a material adverse effect on our business, financial condition, operating results, and cash flows.

DEVELOPING MARKET; ACCEPTANCE OF THE MOBILE INTERNET AS A MEDIUM FOR BUSINESS JUST NOW BEING PROVEN.

Our long-term viability is substantially dependent upon the continued widespread acceptance and use of Premium SMS text messaging business in terms of the sales of both products and services to businesses and individuals. The mobile Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce. The failure of the necessary infrastructure to further develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a valid medium for business could cause irrepairable harm to our business.

UNPROVEN ACCEPTANCE OF THE COMPANY'S SERVICES AND/OR PRODUCTS

We are still in the development stage. As a result, we do not know with any certainty whether our services and/or products will be accepted within the business marketplace. If our services and/or products prove to be unsuccessful within the marketplace, or if we fail to attain market acceptance, we would likely cease operations.

DEPENDENCE ON KEY PERSONNEL

Our performance and operating results are substantially dependent on the continued service and performance of our officers and directors. We intend to hire additional technical, sales, and other personnel as we move forward with our business model. Competition for such personnel is intense, and there can be no assurance that we can retain our key technical employees, or that we will be able to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of any of our key employees or our inability to attract and retain the necessary technical, sales, and other personnel could result in our cessation of business. We do not currently maintain "KEY MAN" insurance for any of our key employees.

COMPETITION

The mobile Internet market in which we will operate is very competitive. Many competitors have substantially greater financial, technical, marketing, and distribution resources than us. In all of our proposed markets we will compete against a large number of companies of varying sizes and resources. There are an increasing number of competitive services and products offered by a growing number of companies. Increased competition in any service or product area may result in a loss of a client, reduction in sales revenue, or additional price competition, any of which could have a material adverse effect on our operating results. In addition, existing competitors may continue to broaden their service and/or product lines and other potential competitors may enter or increase their presence in the mobile Internet market, resulting in greater competition for us. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire market share. Increased competition may result in reduced operating margins and/or loss of market share, either of which could materially adversely affect our business, results of operations and financial condition. There can be no assurance that we will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by us will prevent us from gaining any market acceptance of our services and/or products.

RISKS OF POTENTIAL GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES RELATING TO THE INTERNET

We are not currently subject to direct federal, state, or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content, and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services. In addition, we are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel, obscenity, and export or import matters. It is possible that future applications of these laws to our business could reduce demand for our products and services or increases the cost of doing business as a result of litigation costs or increased service delivery costs. Because our services will likely be available over the Internet in multiple states, and possibly foreign countries, other jurisdictions may claim that we are required to qualify to do business and pay taxes in each state or foreign country. Our failure to qualify in other jurisdictions when we are required to do so could subject us to penalties and could restrict our ability to enforce contracts in those jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could result in our ceasing operations.

INTELLECTUAL PROPERTY RIGHTS

As part of our confidentiality procedures, we expect to enter into non-disclosure and confidentiality agreements with our key employees and any consultants and/or business partners and will limit access to and distribution of our technology, documentation, and other proprietary information. Despite our efforts to protect any intellectual property rights we may have, unauthorized third parties, including competitors, may from time to time copy or reverse-engineer certain portions of our technology and use such information to create competitive services and/or products. It is possible that the scope, validity, and/or enforceability of our intellectual property rights could be challenged by other parties, including competitors. The results of such challenges before administrative bodies or courts depend on many factors, which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on our intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, and cause service or product delays. If such events should occur the resulting costs could cause us to cease operations as a result of lack of revenues or sufficient funding.

ITEM 3. CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of March 31, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the SECURITIES AND EXCHANGE ACT, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the SECURITIES EXCHANGE ACT OF 1934.

b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting, known to our Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

NONE

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2005, we issued an aggregate of 398,000 shares of common stock to consultants in exchange for accrued service fees of $14,155. Additionally, we issued 750,000 shares of common stock, valued at $12,500, to an investor in exchange for common stock subscribed in prior periods.

In February 2005, we issued an aggregate of 3,100,000 shares of common stock to consultants in exchange for service fees of $29,904 and deferred compensation of $81,096.

In March 2005, we issued an aggregate of 2,300,000 shares of common stock to consultants in exchange for service fees of $67,000. Additionally, we issued an aggregate of 4,989,523 shares of common stock to investors in exchange for $45,000 of cash, net of costs and fees, and $26,800 of common stock subscribed in prior periods. We also issued an aggregate of 46,275,000 shares of common stock to our Chief Executive Officer in exchange for management and director fees of $165,750, note payable of $175,000, $100,435 of officer advances, and $21,565 of deferred compensation. We also issued 40,000,000 shares of common stock to Smart Entertainment Inc. to purchase the exclusive license.

The issuance of the above securities was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

NONE

ITEM 6 - EXHIBITS

EXHIBIT NO.           DESCRIPTION
-----------           -----------
31.1                  Certification of Chief Executive  Officer pursuant to
                      Section 302 of the SARBANES-OXLEY ACT OF 2002.
31.2                  Certification of Chief Financial Officer pursuant to
                      Section 302 of the SARBANES-OXLEY ACT OF 2002.
32.1                  Certification of Chief Executive Officer pursuant to
                      Section 906 of the SARBANES-OXLEY ACT OF 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K.
32.2                  Certification of Chief Financial Officer pursuant to
                      Section 906 of the SARBANES-OXLEY ACT OF 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K


                                   SIGNATURES

Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: June 12, 2006
                                        SMART SMS CORP.
                                        (FORMERLY AMERICAN IDC CORP.)



                                        /s/ GORDON F. LEE
                                        ----------------------------------------
                                        Name: GORDON F. LEE
                                        Title: Chief Executive Officer, Chief
                                          Financial Officer and Director