Form 10QSB
period 2005-06-30
Smart SMS Corp
filed 2006-06-27
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2005

or

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

As of June 23, 2006, the Registrant had 507,060,361 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                            SMART SMS CORP.
                                     (FORMERLY AMERICAN IDC CORP.)


                                Quarterly Report on Form 10-QSB for the
                                 Quarterly Period Ending June 30, 2005


                                           Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)                                                  1

                  Condensed Consolidated Balance Sheets:
                  June 30, 2005 and December 31, 2004                                               1

                  Condensed Consolidated Statements of Losses:
                  Three and Six Months ended June 30, 2005 and 2004
                  For the Period June 3, 1997 (Date of Inception) through June 30, 2005             2

                  Condensed Consolidated Statements of Deficiency in Stockholders' Equity
                  For the period June 3, 1997 (Date of Inception) through June 30, 2005            3-6

                  Condensed Consolidated Statements of Cash Flows:
                  Six Months ended June 30, 2005 and 2004
                  For the Period June 3, 1997 (Date of Inception) through June 30, 2005             7

                  Notes to Unaudited Condensed Consolidated Financial Information:
                  June 30, 2005                                                                     8

         Item 2.  Managements Discussion and Analysis or Plan of Operation                         18

         Item 3. Controls and Procedures                                                           22

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                22

         Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds                       22

         Item 3.  Defaults Upon Senior Securities                                                  22

         Item 4.  Submission of Matters to a Vote of Security Holders                              22

         Item 5.  Other Information                                                                22

         Item 6.  Exhibits                                                                         22





PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)

                                         SMART SMS CORP.
                                  (FORMERLY AMERICAN IDC CORP.)
                                   A DEVELOPMENT-STAGE COMPANY
                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   (Unaudited)
                                                                  June 30, 2005        December 31, 2004
                                                                -----------------      -----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $              78      $             978
                                                                -----------------      -----------------
 Total Assets                                                   $              78      $             978
                                                                =================      =================

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                       $         577,498      $         233,714
 Convertible debenture                                                     10,000                     --
 Other advances                                                            36,800                 22,000
 Notes payable to officer                                                      --                175,000
 Advances from officer                                                     29,741                 27,627
 Advances from shareholders                                                 5,490                  5,490
                                                                -----------------      -----------------
 Total current liabilities                                                659,529                463,831

COMMITMENTS AND CONTINGENCIES                                                  --                     --

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
 Common stock, par value $.001 per share; 250,000,000
   shares authorized; 198,164,128 and 76,351,605 shares
   issued and outstanding at June 30, 2005 and December 31,
   2004, respectively                                                     198,164                 76,352
 Additional paid-in-capital                                             6,469,385              4,931,748
 Deferred compensation                                                    (56,164)                    --
 Common stock subscription                                                105,600                111,400
 Accumulated deficit during development stage                          (7,376,436)            (5,582,353)
                                                                -----------------      -----------------
 (Deficiency in) stockholders' equity                                    (659,451)              (462,853)

 Total Liabilities and (Deficiency in) Stockholders' Equity     $              78      $             978
                                                                =================      =================


     See accompanying footnotes to the unaudited condensed consolidated financial information




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT-STAGE COMPANY
                                             CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                             (UNAUDITED)


                                                                                                                   For the period
                                       For The Three Months Ended               For The Six Months Ended         from June 3, 1997
                                                June 30,                                June 30,                     (date of
                                  -----------------------------------     -----------------------------------    inception) through
                                        2005               2004                2005                2004            June 30, 2005
                                  ---------------     ---------------     ---------------     ---------------     ---------------
Costs and Expenses:
 Selling, General and
Administrative                    $       865,535     $       429,740     $     1,784,083     $       628,898     $     6,876,436
 Impairment Loss                               --                  --                  --                  --             523,000
                                  ---------------     ---------------     ---------------     ---------------     ---------------
Total Operating Expense                   865,535             429,740           1,784,083             628,898           7,399,436

Loss from Operations                     (865,535)           (429,740)         (1,784,083)           (628,898)         (7,399,436)

Other Income                                   --                  --                  --                  --              33,000
Interest (Expenses), net                       --                  --             (10,000)                 --             (10,000)
                                  ---------------     ---------------     ---------------     ---------------     ---------------

Net Loss                          $      (865,535)    $      (429,740)    $    (1,794,083)    $      (628,898)    $    (7,376,436)
                                  ===============     ===============     ===============     ===============     ===============

Loss per common share (basic
  and assuming dilution)          $         (0.00)    $         (0.01)    $         (0.01)    $         (0.02)
                                  ===============     ===============     ===============     ===============

Weighted average common shares
  outstanding                         193,153,139          36,929,421         140,951,478          31,453,496


                      See accompanying footnotes to the unaudited condensed consolidated financial information




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT-STAGE COMPANY
                               CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                                             (UNAUDITED)

                                                                                                       Deficit
                                                                                                      Accumulated
                                                                     Additional        Common           During
                                                                      Paid in          Stock          Development
                                   Common Shares   Stock Amount       Capital       Subscription         Stage            Total
                                   -------------   -------------   -------------    -------------    -------------    -------------
Issuance of common stock to
  Founders in June 1997 in
  exchange for services at
  $.0004 per share                 $   5,000,000   $       5,000   $      (3,000)   $          --    $          --    $       2,000

Net Loss                                      --              --              --               --           (2,000)          (2,000)
                                   -------------   -------------   -------------    -------------    -------------    -------------
BALANCE AT DECEMBER 31, 1997           5,000,000           5,000          (3,000)              --           (2,000)              --
                                   =============   =============   =============    =============    =============    =============
Net loss                                      --              --              --               --               --               --
                                   -------------   -------------   -------------    -------------    -------------    -------------
 BALANCE AT DECEMBER 31, 1998          5,000,000   $       5,000   $      (3,000)   $          --    $      (2,000)   $          --
                                   =============   =============   =============    =============    =============    =============
Net loss                                      --              --              --               --             (800)            (800)
                                   -------------   -------------   -------------    -------------    -------------    -------------
 BALANCE AT DECEMBER 31, 1999          5,000,000   $       5,000   $      (3,000)   $          --    $      (2,800)   $        (800)
                                   =============   =============   =============    =============    =============    =============
Issuance of common stock to
  consultants in September
  2000 in exchange for
  services at $.10 per share             100,000             100           9,900               --               --           10,000

Net loss                                      --              --              --               --          (15,710)         (15,710)
                                   -------------   -------------   -------------    -------------    -------------    -------------
 BALANCE AT DECEMBER 31, 2000          5,100,000   $       5,100   $       6,900    $          --    $     (18,510)   $      (6,510)
                                   =============   =============   =============    =============    =============    =============
Issuance of common stock to
  consultants in December 2001
  at $.75 per share in
  exchange for prepaid service
  fees                                   100,000             100          74,900               --               --           75,000

Net loss                                      --              --              --               --          (41,313)         (41,313)
                                   -------------   -------------   -------------    -------------    -------------    -------------
 BALANCE AT DECEMBER 31, 2001          5,200,000   $       5,200   $      81,800    $          --    $     (59,823)   $      27,177
                                   =============   =============   =============    =============    =============    =============
 Issuance of common stock to
   consultants in July 2002 in
   exchange for services at
   $.50 per share                        300,000             300         149,700               --               --          150,000
 Issuance of common stock to
   consultants in October 2002
   in exchange for services
   at $.85 per share                     300,000             300         254,700               --               --          255,000
 Shares issued in October 2002
   for cash at $.30 per share,
   net of costs                          100,000             100          29,890               --               --           29,990
 Issuance of common stock to
   consultants in November 2002
   in exchange for services at
   $.35 per share                        110,000             110          38,390               --               --           38,500
 Issuance of common stock to
   consultants in December 2002
   in exchange for services
   at $.43 per share                     240,000             240         102,960               --               --          103,200
 Shares issued in December 2002
   for cash at $.25 per share            100,000             100          24,900          (20,000)              --            5,000
 Stock options issued in exchange
   for services rendered                      --              --          51,900               --               --           51,900
 Net loss                                     --              --              --               --         (797,069)        (797,069)
                                   -------------   -------------   -------------    -------------    -------------    -------------
 BALANCE AT DECEMBER 31, 2002          6,350,000   $       6,350   $     734,240    $     (20,000)   $    (856,892)   $    (136,302)
                                   =============   =============   =============    =============    =============    =============


                 See accompanying footnotes to the unaudited condensed consolidated financial information




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT-STAGE COMPANY
                         CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                                FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                                             (UNAUDITED)

                                                                                                       Deficit
                                                                                                      Accumulated
                                                                     Additional        Common           During
                                                                      Paid in          Stock          Development
                                 Common Shares    Stock Amount        Capital       Subscription         Stage            Total
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
                                 =============    =============    =============    =============    =============    =============


                      See accompanying footnotes to the unaudited condensed consolidated financial information




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT-STAGE COMPANY
                         CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                                FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                                             (UNAUDITED)

                                                                                                       Deficit
                                                                                                      Accumulated
                                                                     Additional        Common           During
                                                                      Paid in          Stock          Development
                                 Common Shares    Stock Amount        Capital       Subscription         Stage            Total
                                 -------------    -------------    -------------    -------------    -------------    -------------

BALANCE FORWARD                     22,564,000    $      22,564    $   2,015,609    $      72,100    $  (2,542,539)   $    (432,266)
                                 =============    =============    =============    =============    =============    =============
Issuance of common stock to
  consultants in February 2004
  in exchange for services at
  approximately $.03 per share       8,200,000            8,200          245,800               --               --          254,000
Issuance of common stock to
  consultants in March 2004 in
  exchange for services fees at
  approximately $.07 per share         215,000              215           15,075               --               --           15,290
Stock options granted in March
  2004 issued in exchange for
  services                                  --               --           96,320               --               --           96,320
Issuance of common stock to
  consultants in April 2004 in
  exchange for services and
  accrued fees at approximately
  $.05 per share                     1,845,000            1,845           87,455               --               --           89,300
Issuance of common stock to
  consultants in April 2004 in
  exchange for related party
  advances at $.03 per share         1,355,300            1,356           39,303               --               --           40,659
Issuance of common stock to
  consultants in April 2004 in
  exchange for license fees at
  $.06 per share                     1,000,000            1,000           59,000               --               --           60,000
Issuance of common stock to
  consultants in May 2004 in
  exchange for services at
  approximately $.09 per share       2,045,455            2,045          175,950               --               --          177,995
Issuance of common stock in
  June 2004 in connection with
  private placement at $.06
  per share, net of costs and
  fees                                 250,000              250           14,750               --               --           15,000
Issuance of common stock to
  consultants in June 2004 in
  exchange for services at
  approximately $.08 per share         391,667              392           29,108               --               --           29,500
Cancellation of shares issued
  to Company officer in
  exchanges for services in
  prior years                         (700,000)            (700)        (174,300)              --               --         (175,000)
Issuance of common stock to
  consultants in July 2004 in
  exchange for services at
  approximately $.08 per share       2,134,183            2,134          172,571               --               --          174,705
Issuance of common stock in
  July 2004 in connection with
  private placement at $.08 per
  share, net of costs and fees         330,000              330           25,420               --               --           25,750
Issuance of common stock to
  consultants in August 2004 in
  exchange for services at
  approximately $.06 per share         950,000              950           58,550               --               --           59,500
Issuance of common stock to
  officers in August 2004 in
  exchange for management fees
  and officer advances at $.05
  per share                          4,000,000            4,000          196,000               --               --          200,000

(CONTINUED BELOW)

                      See accompanying footnotes to the unaudited condensed consolidated financial information

                                                                 5a



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT-STAGE COMPANY
                         CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                                FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                                             (UNAUDITED)

                                                                                                       Deficit
                                                                                                      Accumulated
                                                                     Additional        Common           During
                                                                      Paid in          Stock          Development
                                 Common Shares    Stock Amount        Capital       Subscription         Stage            Total
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
                                 =============    =============    =============    =============    =============    =============


                      See accompanying footnotes to the unaudited condensed consolidated financial information

                                                                 5b



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT-STAGE COMPANY
                         CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                                FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                                             (UNAUDITED)

                                                                                                          Deficit
                                                                                                         Accumulated
                                                              Additional                    Common         During
                                   Common        Stock         Paid in      Deferred        Stock        Development
                                   Shares        Amount        Capital    Compensation   Subscription       Stage          Total
                                 -----------   -----------   -----------  ------------   ------------    -----------    -----------

BALANCE AT DECEMBER 31, 2004      76,351,605   $    76,352   $ 4,931,748   $        --    $   111,400    $(5,582,353)   $  (462,853)
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========
Issuance of common stock in
  January 2005 in exchange for
  accrued service fees at
  approximately $0.03 per share      398,000           398        13,757            --             --             --         14,155
Issuance of common stock in
  January 2005 in connection
  with common stock subscribed       750,000           750        11,750            --        (12,500)            --             --
Issuance of common stock in
  February 2005 in exchange for
  services fees at
  approximately $0.01 per share    1,100,000         1,100         9,900            --             --             --         11,000
Issuance of common stock in
  February 2005 in exchange for
  services fees and deferred
  compensation at approximately
  $0.05 per share                  2,000,000         2,000        98,000       (81,096)            --             --         18,904
Issuance of common stock in
  connection with private
  placement in March 2005 at
  $0.01 per share                  1,000,000         1,000         9,000            --             --             --         10,000
Issuance of common stock in
  connection with private
  placement in March 2005 and
  common stock subscribed          3,322,857         3,323        38,477            --        (26,800)            --         15,000
Issuance of common stock in
  connection with private
  placement in March 2005 at
  $0.03 per share                    666,666           666        19,334            --             --             --         20,000
Issuance of common stock in
  March 2005 in exchange for
  services fees at
  approximately $0.03 per
  share                              200,000           200         5,800            --             --             --          6,000
Issuance of common stock in
  March 2005 in exchange for
  services fees at
  approximately $0.05 per share    1,000,000         1,000        49,000            --             --             --         50,000
Issuance of common stock in
  March 2005 in exchange for
  services fees at
  approximately $0.01 per share    1,100,000         1,100         9,900            --             --             --         11,000
Issuance of common stock in
  March 2005 to officer in
  exchange for services
fees, note payable, previously
  incurred debt, and deferred
  compensation                    46,275,000        46,275       416,475       (21,565)            --             --        441,185
Issuance of common stock in
  March 2005 in exchange for
  license fees at approximately
  $0.01 per share                 40,000,000        40,000       360,000            --             --             --        400,000
Issuance of common stock in
  April 2005 in exchange for
  services fees at
  approximately $0.02 per share   17,000,000        17,000       385,440            --             --             --        402,440
Issuance of common stock in
  April 2005 in exchange for
  accrued service fees at
  approximately $0.02 per share    7,000,000         7,000       100,804            --             --             --        107,804
Amortization of deferred
  compensation                            --            --            --        46,497             --             --         46,497
Common stock subscription                 --            --            --            --         33,500             --         33,500
Beneficial conversion feature
  of notes payable                        --            --        10,000            --             --             --         10,000
Net loss                                  --            --            --            --             --     (1,794,083)    (1,794,083)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE AT JUNE 30, 2005         198,164,128   $   198,164   $ 6,469,385   $   (56,164)   $   105,600    $(7,376,436)   $  (659,451)
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========


                      See accompanying footnotes to the unaudited condensed consolidated financial information




                                                         SMART SMS CORP.
                                                  (FORMERLY AMERICAN IDC CORP.)
                                                   A DEVELOPMENT-STAGE COMPANY
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)


                                                                                                             For the period from
                                                                                                             June 3, 1997 (date
                                                                     For the six months ended June 30,          of inception)
                                                                   --------------------------------------         through
                                                                          2005                 2004            June 30, 2005
                                                                   -----------------    -----------------    -----------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                         $      (1,794,083)   $        (628,898)   $      (7,376,436)
Adjustments to reconcile net loss from development stage
  operations to cash used for operating activities:
Common stock issued in exchange for services rendered                        711,591              321,285            4,423,692
Common stock issued for license fee                                          400,000               60,000              890,000
Beneficial conversion feature of notes payable charged to
  interest expense                                                            10,000                   --               10,000
Amortization of prepaid expenses paid by Company's common stock                   --                7,500                   --
Other income received in forms of restricted securities                           --                   --               33,000
Impairment loss                                                                   --                   --              (33,000)
Stock options issued in exchange for services rendered                            --               96,320              169,300
Common Stock issued in exchange for start-up costs                                --                   --               96,000
Write off prepaid service fees previously paid by common stock                    --                   --               75,000
Changes in assets and liabilities:
Cash disbursed in excess of available fund                                        --                 (237)                  --
Accounts payable and accrued expenses                                        465,743              101,340              975,757
                                                                   -----------------    -----------------    -----------------
NET CASH USED IN OPERATING ACTIVITIES                                       (206,749)             (42,690)            (736,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription,
  net of costs                                                                78,500               40,750              473,140
Proceeds from convertible note payable                                        10,000                   --               10,000
Proceeds from other advances, net of repayments                               14,800                   --               36,800
Proceeds from officer and related party advances, net of
  repayments                                                                 102,549                3,894              216,825
                                                                   -----------------    -----------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    205,849               44,644              736,765

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 (900)               1,954                   78
Cash and cash equivalents at the beginning of the period                         978                   --                   --
                                                                   -----------------    -----------------    -----------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                 $              78    $           1,954    $              78
                                                                   =================    =================    =================
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                           $              --    $              --    $              --
Income taxes paid                                                                 --                   --                   --
Common stock issued in exchange for services and management fees             711,591              321,285            4,423,692
Common stock issued in exchange for license fee                              400,000               60,000              890,000
Stock options issued in exchange for services rendered                            --               96,320              169,300
Common stock issued in exchange for prepaid expenses                              --                7,500               75,000
Common Stock issued for start-up costs                                            --                   --               96,000
Other income received in forms of restricted securities                           --                   --               33,000
Common stock issued in exchange for accrued management fees                       --              240,000              240,000
Common stock issued in exchange for accrued service fees                     121,958               36,300              158,258
Common stock issued in exchange for officer advances                         100,435                   --              129,435
Common stock issued in exchange for related party advances                        --               40,659               52,159
Common stock issued in exchange for notes payable to officer                 175,000                                   175,000

                    See accompanying footnotes to the unaudited condensed consolidated financial information

                                                               7

                                SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

On June 3, 1997, Smart SMS Corp., formerly American IDC Corp., (the "Company") was incorporated under the laws of the state of Florida as Future Projects VIII Corp. On July 20, 2000, the Company changed its name to American IDC Corp. On October 25, 2005, the Company changed its name to Smart SMS Corp. During the quarter ended June 30, 2005, the Company formed the following subsidiaries:

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

At June 30, 2005, all the subsidiaries were dormant. The consolidated financial statements include the accounts of the Company and the above mentioned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is engaged in developing text messaging services. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2005, the Company has accumulated losses of $7,376,436.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for subsequent period. The Company does not have any awards of stock-based employee compensation outstanding as of June 30, 2005.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the its first quarter of fiscal 2006. Management has determined that this statement will not have a material impact on the Company's consolidated financial statements.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

NOTE B - CAPITAL STOCK

On October 4, 2004, the Company amended the Articles of Incorporation increasing the Company's authorized shares of common stock from 50,000,000 shares to 250,000,000 shares with a par value of $.001 per share. As of June 30, 2005 and December 31, 2004, the Company has issued and outstanding 198,164,128 shares and 76,351,605 shares of common stock, respectively. Subsequent to the date of the financial statements, the Company's board of directors passed a resolution to create the Company's Series A Convertible Preferred Stock, and increase the authorized common stock to 1,000,000,000 shares (Note H).

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

In April 2004, the Company issued an aggregate of 1,845,000 shares of common stock to consultants in exchange for service fees of $53,000 and accrued service fees of $36,300. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 1,355,300 shares of common stock to a related party in exchange for $40,659 of debt due to the related party. The Company also issued 1,000,000 shares of common stock to Omni Media Distribution, Inc. ("Omni") pursuant to Film Library License Agreement the Company entered into on April 1, 2004. The shares issued to Omni were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. License fees of $60,000 were charged to operations during the year ended December 31, 2004.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

In June 2004, the Company purchased 700,000 shares of previously issued common stock from its Chief Executive Officer in exchange for a promissory note in the amount of $175,000. The 700,000 shares of common stock were accordingly canceled by the Company. This promissory was repaid in March 2005 with issuance the Company's common stock.

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

In November 2004 the Company issued 3,000,000 shares of common stock to Omni Media Distribution, Inc. ("Omni") pursuant to Film Library License Agreement the Company entered into in October 2004. The shares issued to Omni were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. License fees of $180,000 were charged to operations during the year ended December 31, 2004. The Company also issued 5,000,000 shares of common stock to ETV Inc. pursuant to Exclusive License Agreement the Company entered into in April 2004. The shares issued to ETV Inc. were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. License fees of $250,000 were charged to operations during the year ended December 31, 2004. The Company also issued an aggregate of 5,600,000 shares of common stock to consultants in exchange for service fees of $490,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

In December 2004 the Company issued an aggregate of 1,125,000 to investors in exchange for $35,900 of proceeds, net of costs and fees. The Company also issued an aggregate of 3,315,000 shares of common stock to consultants in exchange for service fees of $185,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company received proceeds of $39,300 in December 2004 for common stock subscribed. The shares subscribed were issued to the investors in the first quarter of 2005.

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

In March 2005, the Company issued an aggregate of 2,300,000 shares of common stock to consultants in exchange for service fees of $67,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 4,989,523 shares of common stock to investors in exchange for $45,000 of cash, net of costs and fees, and $26,800 of common stock subscribed in prior periods. The Company also issued an aggregate of 46,275,000 shares of common stock to Company's Chief Executive Officer in exchange for management and director fees of $165,750, note payable of $175,000, $100,435 of officer advances, and $21,565 of deferred compensation. The Company also issued 40,000,000 shares of common stock to Smart Entertainment Inc. to purchase the exclusive license. The shares issued to Smart Entertainment Inc. were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. The Company's management determined at the time of the transaction, there were no material intangible assets that could be capitalized in accordance with FAS No.141. Accordingly, license fees of $400,000 were charged to operations during the period ended June 30, 2005.

In April 2005, the Company issued an aggregate of 7,000,000 shares of common stock to consultants in exchange for accrued service fees of $107,804. The Company also issued an aggregate of 17,000,000 shares of common stock to a consultant in exchange for investor relations and financial communications service fees of $402,440. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

During the period ended June 30, 2005, the Company received proceeds in aggregate of $33,500 for 2,066,666 shares of common stock subscribed. The common shares subscribed have not been issued as of June 30, 2005.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


NOTE C - NON-EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed to consultants.

                              Options Outstanding                                  Options Exercisable
                              -------------------                                  -------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------

         $0.50           100,000                2.50                 0.50        100,000           0.50
          1.50           100,000                0.50                 1.50        100,000           1.50
                         -------                ----               ------        -------         ------
                         200,000                1.50               $ 1.00        200,000         $ 1.00
                         =======                ====               ======        =======         ======

Transactions involving options issued to non-employees are summarized as follows:

                                                   Number of             Weighted Average
                                                     Shares              Price Per Share
                                                   ----------            ----------------

       Outstanding at December 31, 2002              300,000                    0.83
          Granted                                    100,000                    0.50
          Exercised                                        -                       -
          Canceled or expired                              -                       -
                                                           -                       -
       Outstanding at December 31, 2003              400,000                   $0.75
                                                     =======                   =====
          Granted                                    175,000                    0.05
          Exercised                                        -                       -
          Canceled or expired                      (200,000)                    1.50
                                                   ---------                   -----
       Outstanding at December 31, 2004              375,000                   $0.56
                                                   =========                   =====
          Granted                                          -                       -
          Exercised                                        -                       -
          Cancelled                                (175,000)                    0.05
                                                   ---------                   -----
       Outstanding at June 30,2005                   200,000                   $1.00
                                                   =========                   =====

The Company did not grant any stock options during the six months ended June 30, 2005. The weighted-average fair value of stock options granted to consultants during the period ended June 30, 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows: expected term of 1 year, a risk free interest rate of 1.01%, a dividend yield of 0% and volatility of 15%. The amount of the expense charged to operations in connection with granting the options was $96,320 during the period ended June 30, 2004.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE D - CONVERTIBLE NOTE PAYABLE

On March 7, 2005, the Company issued a promissory note to a consultant in exchange for accrued service fees of $10,000. The Company granted the noteholder an option to convert the $10,000 of principal, payable on demand, to 750,000 shares of the company's unregistered common stock. The Company accounted for the notes payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14") and Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"). The fair value of the company's restricted common stock at the time the conversion option was granted approximated $24,000 for the 750,000 shares of common stock. The Company recognized and measured an imbedded beneficial conversion feature, in the amount of $10,000, presented in the convertible note to additional paid in capital and a discount against the convertible note. The convertible note is payable on demand, accordingly the debt discount attributed to the beneficial conversion feature was charged to interest expense at issuance of the note. The Company recorded a non-cash interest expense in the amount of $10,000 during the period ended June 30, 2005 in connection with this convertible note.

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

NOTE F - RELATED PARTY TRANSACTIONS

The Company's officer and principal shareholders have advanced funds to the Company for working capital purposes during the six months ended June 30, 2005 and the year ended December 31, 2004. No formal repayment terms or arrangements exist. In June 2004, the Company purchased 700,000 shares of previously issued common stock from its Chief Executive Officer in exchange for a promissory note in the amount of $175,000. The promissory note was payable on demand and non-interest bearing. The Company canceled the 700,000 shares of common stock upon the return of shares by its Chief Executive Officer. In March 2005, the Company issued an aggregate of 46,275,000 shares of common stock to its Chief Executive Officer in exchange for management and director fees of $165,750, previously issued note payable of $175,000, repayment of officer advances in the amount of $100,435, and $21,565 of deferred compensation (Note B). Total amount due to officer and shareholders was $35,231 and $33,117 at June 30, 2005 and December 31, 2004, respectively.

NOTE G - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period June 3, 1997 through June 30, 2005, the Company has incurred a loss of $7,376,436, and the Company's current liabilities exceeded its current assets by $659,451 as of June 30, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE G - GOING CONCERN MATTERS (CONTINUED)

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

Subsequent to the date of financial statements, the Company issued an aggregate of 33,490,000 shares of common stock to investors in connection with private placements. The Company also issued an aggregate of 275,406,233 shares of common stock to its Chief Executive Officer and consultants in exchange for services fees and accrued service fees.

Licensing agreement
-------------------

During the first quarter of fiscal year 2006, the Company re-negotiated the terms of its agreements with Smart Entertainment Inc. and its sole shareholder Halldor Sanne, as follows:

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

Because we remain essentially a start-up development company with limited capital resources, it may be necessary for our officers and shareholders to either advance funds to us, or to accrue expenses until such time as an additional financing can be made. Our Chief Executive Officer and principal shareholders have advanced $102,549 and $28,360, net of cash repayments, to us for working capital purposes during the period ended June 30, 2005 and the year ended December 31, 2004, respectively. No formal repayment terms or arrangements exist. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until our product development and marketing reaches a point when additional financing will be possible. Further, our Chief Executive Officer will defer any cash compensation until such time as we begin to earn revenues from operations. It is clear to us that present funding is not sufficient for the launch of our operations, and that we must interest investors in one or more secondary capital formation programs before we can launch. We do not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to continue operations. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. Management is now engaged in evaluating the feasibility of further limited offerings or private placements, whether to develop a program for investors involving royalties or profit participation in actual product sales, with investments tied to specific products, or whether to attempt to register securities for sale, pursuant to Section 5 of the SECURITIES ACT OF 1933. It is the conclusion of management that significant additional capital formation is necessary to launch operations successfully. We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis, until we begin to earn revenues from operations. Outside advisors or consultants will be used only if they can be obtained for a minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner as we continue to develop our business plan during the next twelve months. We are developing the software for launch of Smart SMS. Expenses of this development are expected to be $1,000,000 in the next twelve months. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues- We had no revenue for the three and six months ended June 30, 2005 and 2004. We are in the process of developing its online services as discussed above.

Costs and Expenses- General costs and expenses increased from $429,740 for the three months ended June 30, 2004 to $865,535 for the same period ended June 30, 2005, and $628,898 for the six months ended June 30, 2004 to $1,784,083 for the same period ended June 30, 2005. This change is due to increased activities as a result of our entering into the text messaging business by way of a license agreement.

Liquidity and Capital Resources

At June 30, 2005, we had a working capital deficit of 659,451 compared to a working capital deficit of $462,853 at December 31, 2004, an increase in deficit of $196,598. This increase in deficit is primarily due to an increase in accrued liabilities of selling, general and administrative expenses in 2005 and advances, offset by repayment of notes payable with the Company's common stock during 2005.

While we have raised capital and borrowed funds to meet our current and projected working capital needs, additional financing will be required in order to meet our obligations. We are seeking financing in the form of equity and debt for working capital. There are no assurances we will be successful in raising the funds required.

We have borrowed funds from significant shareholders in the past to satisfy certain obligations and we anticipate continuing to borrow funds to meet our future working capital requirements.

We generated a cash flow deficit from operations of $206,749 for the six months ended June 30, 2005. Cash flow deficits from operating activities for the six months ended June 30, 2005 is primarily attributable to our net loss from operations of $1,794,083, adjusted for common stock issued for services of $711,591, common stock issued for license fees, valued at $400,000, and an increase in accounts payable and accrued liabilities in the amount of $465.743.

Cash flow provided from financing activities was $205,849 for the six months ended June 30, 2005. Proceeds received during this period derived from $78,500 from the sale of common stock, net of costs, $10,000 from a convertible note payable, $14,800 (net of repayments) from other advances, and $102,549 (net of repayments) from related parties such as shareholders or our officers. All proceeds were used for working capital.

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

We will be incurring costs to develop and market our Premium SMS text messaging business, to establish marketing relationships, and to build an administrative organization. There can be no assurance that we will be profitable on a quarterly or annual basis. In addition, as we expand our business network and marketing operations, we will likely need to increase our operating expenses, broaden our customer support capabilities, and increase our administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, our business may potentially fail

NEED FOR ADDITIONAL FINANCING

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

DEVELOPING MARKET; ACCEPTANCE OF THE MOBILE INTERNET AS A MEDIUM FOR BUSINESS JUST NOW BEING PROVEN.

Our long-term viability is substantially dependent upon the continued widespread acceptance and use of Premium SMS text messaging business in terms of the sales of both products and services to businesses and individuals. The mobile Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce. The failure of the necessary infrastructure to further develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a valid medium for business could cause irreparable harm to our business.

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

RISKS OF POTENTIAL GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES RELATING TO THE INTERNET

We are not currently subject to direct federal, state, or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content, and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services. In addition, we are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel, obscenity, and export or import matters. It is possible that future applications of these laws to our business could reduce demand for our products and services or increases the cost of doing business as a result of litigation costs or increased service delivery costs. Because our services will likely be available over the Internet in multiple states, and possibly foreign countries, other jurisdictions may claim that we are required to qualify to do business and pay taxes in each state or foreign country. Our failure to qualify in other jurisdictions when we are required to do so could subject us to penalties and could restrict our ability to enforce contracts in those jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business would result in our ceasing operations.

INTELLECTUAL PROPERTY RIGHTS

As part of our confidentiality procedures, we expect to enter into nondisclosure and confidentiality agreements with our key employees and any consultants and/or business partners and will limit access to and distribution of our technology, documentation, and other proprietary information. Despite our efforts to protect any intellectual property rights we may have, unauthorized third parties, including competitors, may from time to time copy or reverse-engineer certain portions of our technology and use such information to create competitive services and/or products. It is possible that the scope, validity, and/or enforceability of our intellectual property rights could be challenged by other parties, including competitors. The results of such challenges before administrative bodies or courts depend on many factors, which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on our intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, and cause service or product delays. If such events should occur the resulting costs could cause us to cease operations as a result of lack of revenues or insufficient funding.


ITEM 3. CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of June 30, 2005, ourmanagement carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the SECURITIES AND EXCHANGE ACT, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the SECURITIES EXCHANGE ACT OF 1934.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

NONE

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2005 we issued an aggregate of 24,000,000 shares of common stock to consultants in exchange for services fees and accrued services fees in aggregate of $510,244.

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

Date:   June 23, 2006
     -------------------
                                   SMART SMS CORP. (formerly American IDC Corp.)



                                   /s/ Gordon F. Lee
                                   --------------------------------------------
                                   Name: Gordon F. Lee
                                   Title: Chief Executive Officer,
                                          Chief Financial Officer and Director