Form 10QSB
period 2005-09-30
Smart SMS Corp
filed 2006-07-03
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2005

or

[ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

                          Commission File No. 000-31541

                                 SMART SMS CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                FLORIDA                                65-0941058
--------------------------------------------------------------------------------
      State or other jurisdiction of                I.R.S. Employer
      incorporation or organization              Identification Number


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

As of June 30, 2006, the Registrant had 507,060,361 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                               SMART SMS CORP. (Formerly AMERICAN IDC CORP.)
                                       (A Development Stage Company)
                                  Quarterly Report on Form 10-QSB for the
                                Quarterly Period Ending September 30, 2005


                                             Table of Contents

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets:
                 September 30, 2005 and December 31, 2004                                              1

                 Condensed Consolidated Statements of Losses:
                 Three and Nine Months ended September 30, 2005 and 2004
                 For the Period June 3, 1997 (Date of Inception) through September 30, 2005            2

                 Condensed Consolidated Statements of Deficiency in Stockholders' Equity
                 For the period June 3, 1997 (Date of Inception) through September 30, 2005          3-6

                 Condensed Consolidated Statements of Cash Flows:
                 Nine Months ended September 30, 2005 and 2004
                 For the Period June 3, 1997 (Date of Inception) through September 30, 2005            7

                 Notes to Unaudited Condensed Financial Information:
                 September 30, 2005                                                                    8

          Item 2.  Management Discussion and Analysis                                                 19

          Item 3.  Controls and Procedures                                                            23

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                                  23

          Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds                         23

          Item 3.  Defaults Upon Senior Securities                                                    23

          Item 4.  Submission of Matters to a Vote of Security Holders                                23

          Item 5.  Other Information                                                                  23

          Item 6.  Exhibits                                                                           23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)

                                             SMART SMS CORP.
                                      (FORMERLY AMERICAN IDC CORP.)
                                       A DEVELOPMENT-STAGE COMPANY
                                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  (Unaudited)
                                                               September 30,2005       December 31,2004
                                                               -----------------       ----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $           1,030       $            978
                                                               -----------------       ----------------
 Total Assets                                                  $           1,030       $            978
                                                               =================       ================

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                549,520                233,714
 Convertible debenture                                                    10,000                      -
 Notes payable to officer                                                      -                175,000
 Other advances                                                           36,800                 22,000
 Advances from officer                                                    79,074                 27,627
 Advances from shareholders                                                5,490                  5,490
                                                               -----------------       ----------------
 Total current liabilities                                               680,884                463,831

COMMITMENTS AND CONTINGENCIES                                                  -                      -

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
 Common stock, par value $.001 per share; 250,000,000
   shares authorized; 222,197,128 and 76,351,605 shares
   issued and outstanding at September 30, 2005 and December
   31, 2004, respectively.                                               222,197                 76,352
 Additional paid-in-capital                                            7,366,712              4,931,748
 Deferred compensation                                                   (54,959)                     -
 Common stock subscription                                               159,085                111,400
 Accumulated deficit during development stage                         (8,372,889)            (5,582,353)
                                                               -----------------       ----------------
 (Deficiency in) stockholders' equity                                   (679,854)              (462,853)

 Total Liabilities and (Deficiency in) Stockholders' Equity    $           1,030       $            978
                                                               =================       ================




        See accompanying footnotes to the unaudited condensed consolidated financial information


                                                     SMART SMS CORP.
                                              (FORMERLY AMERICAN IDC CORP.)
                                               A DEVELOPMENT-STAGE COMPANY
                                       CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                       (UNAUDITED)


                                                                                                        For the period
                                                                                                      from June 3, 1997
                                      For The Three Months Ended        For The Nine Months Ended    (date of inception)
                                             September 30,                    September 30,                through
                                         2005            2004            2005            2004         September 30, 2005
                                         ----            ----            ----            ----         ------------------
Costs and Expenses:
Selling, General and Administrative
Impairment Loss                      $    996,453    $    452,796       2,780,536       1,081,694     $        7,872,889
                                                -               -               -               -                523,000
                                     ------------    ------------    ------------    ------------     ------------------
Total Operating Expense
                                          996,453         452,796       2,780,536       1,081,694              8,395,889
Loss from Operations
                                         (996,453)       (452,796)     (2,780,536)     (1,081,694)            (8,395,889)
Other Income
                                                -               -               -               -                 33,000
Interest (Expense), net
                                                -               -         (10,000)              -                (10,000)
                                     ------------    ------------    ------------    ------------     ------------------
Net Loss
                                     $   (996,453)   $   (452,796)   $ (2,790,536)   $ (1,081,694)    $       (8,372,889)
                                     ============    ============    ============    ============     ==================
Loss per common share (basic
  and assuming dilution)
                                     $      (0.00)   $      (0.01)   $      (0.02)   $      (0.03)
                                     ============    ============    ============    ============
Weighted average common shares
  outstanding
                                      210,441,856      44,726,314     164,606,110      35,910,063
                                     ============    ============    ============    ============


                 See accompanying footnotes to the unaudited condensed consolidated financial information


                                                       SMART SMS CORP.
                                                (FORMERLY AMERICAN IDC CORP.)
                                                 A DEVELOPMENT-STAGE COMPANY
                           CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                                         (UNAUDITED)


                                                                                                  Deficit
                                                                                                Accumulated
                                                                   Additional       Common         During
                                                                    Paid in         Stock       Development
                                   Common Shares   Stock Amount     Capital      Subscription      Stage           Total
                                   -------------   ------------   ------------   ------------   -----------    -------------
Issuance of common stock to
  Founders in June 1997 in
  exchange for services at
  $.0004 per share                 $   5,000,000   $      5,000   $     (3,000)  $          -   $         -    $       2,000

Net Loss                                       -              -              -              -        (2,000)          (2,000)
                                   -------------   ------------   ------------   ------------   -----------    -------------
  BALANCE AT DECEMBER 31, 1997         5,000,000          5,000         (3,000)             -        (2,000)               -
                                   =============   ============   ============   ============   ===========    =============
Net loss                                       -              -              -              -             -                -
                                   -------------   ------------   ------------   ------------   -----------    -------------
  BALANCE AT DECEMBER 31, 1998         5,000,000   $      5,000   $     (3,000)  $          -   $    (2,000)   $           -
                                   =============   ============   ============   ============   ===========    =============
Net loss                                       -              -              -              -          (800)            (800)
                                   -------------   ------------   ------------   ------------   -----------    -------------
  BALANCE AT DECEMBER 31, 1999         5,000,000   $      5,000   $     (3,000)  $          -   $    (2,800)   $        (800)
                                   =============   ============   ============   ============   ===========    =============
Issuance of common stock to
  consultants in September 2000
  in exchange for services at
  $.10 per share                         100,000            100          9,900              -             -           10,000
Net loss                                       -              -              -              -       (15,710)         (15,710)
                                   -------------   ------------   ------------   ------------   -----------    -------------
  BALANCE AT DECEMBER 31, 2000         5,100,000   $      5,100   $      6,900   $          -   $   (18,510)   $      (6,510)
                                   =============   ============   ============   ============   ===========    =============
Issuance of common stock to
  consultants in December 2001
  at $.75 per share in exchange
  for prepaid service fees               100,000            100         74,900              -             -           75,000
Net loss                                       -              -              -              -       (41,313)         (41,313)
                                   -------------   ------------   ------------   ------------   -----------    -------------
  BALANCE AT DECEMBER 31, 2001         5,200,000   $      5,200   $     81,800   $          -   $   (59,823)   $      27,177
                                   =============   ============   ============   ============   ===========    =============
Issuance of common stock to
  consultants in July 2002 in
  exchange for services at
  $.50 per share                         300,000            300        149,700              -             -          150,000
Issuance of common stock to
  consultants in October 2002 in
  exchange for at $.85 per share         300,000            300        254,700              -             -          255,000
Shares issued in October 2002
  for cash at $.30 per share,
  net of costs                           100,000            100         29,890              -             -           29,990
Issuance of common stock to
  consultants in November 2002 in
  exchange for services at $.35
  per share                              110,000            110         38,390              -             -           38,500
Issuance of common stock to
  consultants in December 2002 in
  exchange for services at $.43
  per share                              240,000            240        102,960              -             -          103,200
Shares issued in December 2002
  for cash at $.25 per share             100,000            100         24,900        (20,000)            -            5,000
Stock options issued in exchange
  for services rendered                        -              -         51,900              -             -           51,900
Net loss                                       -              -              -              -      (797,069)        (797,069)
                                   -------------   ------------   ------------   ------------   -----------    -------------
  BALANCE AT DECEMBER 31, 2002         6,350,000   $      6,350   $    734,240   $    (20,000)  $  (856,892)   $    (136,302)
                                   =============   ============   ============   ============   ===========    =============


                   See accompanying footnotes to the unaudited condensed consolidated financial information


                                                       SMART SMS CORP.
                                                (FORMERLY AMERICAN IDC CORP.)
                                                 A DEVELOPMENT-STAGE COMPANY
                           CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                                         (UNAUDITED)


                                                                                                  Deficit
                                                                                                Accumulated
                                                                   Additional       Common         During
                                                                    Paid in         Stock       Development
                                   Common Shares   Stock Amount     Capital      Subscription      Stage           Total
                                   -------------   ------------   ------------   ------------   -----------    -------------
BALANCE FORWARD                        6,350,000   $      6,350   $    734,240        (20,000)  $  (856,892)   $    (136,302)
                                   =============   ============   ============   ============   ===========    =============
Issuance of common stock to
  consultants in January 2003
  in exchange for services at
  approximately $.30 per share           495,000            495        149,168              -             -          149,663
Issuance of common stock to
  consultants in March 2003 in
  exchange for services at
  approximately $.03 per share         1,300,000          1,300         37,700              -             -           39,000
Issuance of common stock in
  March 2003 in exchange for
  start-up costs at $0.03 per
  share                                2,000,000          2,000         58,000              -             -           60,000
Issuance of common stock to
  consultants in May 2003 in
  exchange for services at
  approximately $.03 per share         1,510,000          1,510         43,790              -             -           45,300
Issuance of common stock to
  consultants in June 2003 in
  exchange for services at
  approximately $.03 per share           410,000            410         11,890              -             -           12,300
Issuance of common stock in
  June 2003 in exchange for
  start-up costs at $0.03 per
  share                                1,200,000          1,200         34,800              -             -           36,000
Issuance of common stock in
  July 2003 for cash at $.05
  per share, net of costs                100,000            100          4,900              -             -            5,000
Issuance of common stock to
  consultants in July 2003 in
  exchange for services at
  approximately $.11 per share         6,729,000          6,729        756,099              -             -          762,828
Issuance of common stock to
  consultants in August 2003
  in exchange for services at
  approximately $.07 per share         1,397,000          1,397         98,128              -             -           99,525
Issuance of common stock to
  related parties in September
  2003 in exchange for
  previously incurred debts at
  $.05 per share                         230,000            230         11,270              -             -           11,500
Issuance of common stock to
  consultants in September 2003
  in exchange for services at
  approximately $.06 per share           335,000            335         17,552              -             -           17,887
Issuance of common stock to
  consultants in October 2003
  in exchange for services at
  approximately $.05 per share           172,000            172          7,728              -             -            7,900
Issuance of common stock in
  November 2003 for cash at
  $.06 per share, net of costs           100,000            100          5,900              -             -            6,000
Issuance of common stock to
  consultants in December 2003
  in exchange for services at
  approximately $.10 per share           236,000            236         23,364              -             -           23,600
Common stock subscription                      -              -              -         92,100             -           92,100
Stock options issued in exchange
  for services                                 -              -         21,080              -             -           21,080
Net loss                                       -              -              -              -    (1,685,647)      (1,685,647)
                                   -------------   ------------   ------------   ------------   -----------    -------------
BALANCE AT DECEMBER 31, 2003          22,564,000   $     22,564   $  2,015,609   $     72,100   $(2,542,539)   $    (432,266)
                                   =============   ============   ============   ============   ===========    =============


                       See accompanying footnotes to the unaudited condensed consolidated financial information


                                                       SMART SMS CORP.
                                                (FORMERLY AMERICAN IDC CORP.)
                                                 A DEVELOPMENT-STAGE COMPANY
                      CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                          FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                                         (UNAUDITED)


                                                                                                  Deficit
                                                                                                Accumulated
                                                                   Additional       Common         During
                                                                    Paid in         Stock       Development
                                   Common Shares   Stock Amount     Capital      Subscription      Stage           Total
                                   -------------   ------------   ------------   ------------   -----------    -------------
BALANCE FORWARD                       22,564,000   $     22,564   $  2,015,609   $     72,100   $(2,542,539)   $    (432,266)
                                   =============   ============   ============   ============   ===========    =============
Issuance of common stock to
  consultants in February 2004
  in exchange for services at
  approximately $.03 per share         8,200,000          8,200        245,800              -             -          254,000
Issuance of common stock to
  consultants in March 2004 in
  exchange for services fees at
  approximately $.07 per share           215,000            215         15,075              -             -           15,290
Stock options granted in March
  2004 issued in exchange for
  services                                     -              -         96,320              -             -           96,320
Issuance of common stock to
  consultants in April 2004 in
  exchange for services and
  accrued fees at approximately
  $.05 per share                       1,845,000          1,845         87,455              -             -           89,300
Issuance of common stock to
  consultants in April 2004 in
  exchange for related party
  advances at $.03 per share           1,355,300          1,356         39,303              -             -           40,659
Issuance of common stock to
  consultants in April 2004 in
  exchange for license fees at
  $.06 per share                       1,000,000          1,000         59,000              -             -           60,000
Issuance of common stock to
  consultants in May 2004 in
  exchange for services at
  approximately $.09 per share         2,045,455          2,045        175,950              -             -          177,995
Issuance of common stock in
  June 2004 in connection with
  private placement at $.06 per
  share, net of costs and fees           250,000            250         14,750              -             -           15,000
Issuance of common stock to
  consultants in June 2004 in
  exchange for services at
  approximately $.08 per share           391,667            392         29,108              -             -           29,500
Cancellation of shares issued to
  Company officer in exchanges
  for services in prior years           (700,000)          (700)      (174,300)             -             -         (175,000)
Issuance of common stock to
  consultants in July 2004 in
  exchange for services at
  approximately $.08 per share         2,134,183          2,134        172,571              -             -          174,705
Issuance of common stock in
  July 2004 in connection with
  private placement at $.08 per
  share, net of costs and fees           330,000            330         25,420              -             -           25,750
Issuance of common stock to
  consultants in August 2004 in
  exchange for services at
  approximately $.06 per share           950,000            950         58,550              -             -           59,500
Issuance of common stock to
  officers in August 2004 in
  exchange for management fees
  and officer advances at $.05
  per share                            4,000,000          4,000        196,000              -             -          200,000
Issuance of common stock in
  August 2004 in connection with
  private placement at $.05 per
  share, net of costs and fees           400,000            400         20,200              -             -           20,600
Issuance of common stock to
  consultants in September 2004
  in exchange for services at
  approximately $.06 per share           796,000            796         48,887              -             -           49,683
Issuance of common stock in
  September 2004 in connection
  with private placement at $.05
  per share, net of costs and fees       100,000            100          4,900              -             -            5,000
Issuance of common stock in
  October 2004 in connection with
  private placement at $.05 per
  share, net of costs and fees         2,100,000          2,100        112,900              -             -          115,000
Issuance of common stock to
  consultants in October 2004 in
  exchange for services fees at
  approximately $.06 per share        10,335,000         10,335        564,890              -             -          575,225
Issuance of common stock in
  November 2004 in exchange for
  license fees at approximately
  $.05 per share                       8,000,000          8,000        422,000              -             -          430,000
Issuance of common stock to
  consultants in November 2004
  in exchange for services at
  approximately $.09 per share         5,600,000          5,600        484,400              -             -          490,000
Issuance of common stock in
  December 2004 in connection
  with private placement at $.03
  per share, net of costs and fees     1,125,000          1,125         34,775              -             -           35,900
Issuance of common stock to
  consultants in December 2004 in
  exchange for services at
  approximately $.06 per share         3,315,000          3,315        182,185              -             -          185,500
Common stock subscription                      -              -              -         39,300             -           39,300
Net loss                                       -              -              -              -    (3,039,814)      (3,039,814)
                                   -------------   ------------   ------------   ------------   -----------    -------------
BALANCE AT DECEMBER 31, 2004          76,351,605   $     76,352   $  4,931,748   $    111,400   $(5,582,353)   $    (462,853)
                                   =============   ============   ============   ============   ===========    =============


                       See accompanying footnotes to the unaudited condensed consolidated financial information


                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT-STAGE COMPANY
                         CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)
                             FOR THE PERIOD JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                                             (UNAUDITED)


                                                                                                          Deficit
                                                                                                        Accumulated
                                                               Additional                    Common        During
                                                                Paid in       Deferred       Stock      Development
                                 Common Shares  Stock Amount    Capital     Compensation  Subscription     Stage          Total
                                 -------------  ------------  ------------  ------------  ------------  -----------   -------------
BALANCE AT DECEMBER 31, 2004        76,351,605  $     76,352  $  4,931,748  $          -  $    111,400  $(5,582,353)  $    (462,853)
                                 =============  ============  ============  ============  ============  ===========   =============
Issuance of common stock in
  January 2005 in exchange for
  accrued service fees at
  approximately $0.03 per share        398,000           398        13,757             -             -            -          14,155
Issuance of common stock in
  January 2005 in connection
  with common stock subscribed         750,000           750        11,750       (12,500)            -            -               -
Issuance of common stock in
  February 2005 in exchange for
  services fees at approximately
  $0.01 per share                    1,100,000         1,100         9,900             -             -            -          11,000
Issuance of common stock in
  February 2005 in exchange for
  services fees and deferred
  compensation at approximately
  $0.05 per share                    2,000,000         2,000        98,000       (81,096)            -            -          18,904
Issuance of common stock in
  connection with private
  placement in March 2005 at
  $0.01 per share                    1,000,000         1,000         9,000             -             -            -          10,000
Issuance of common stock in
  connection with private
  placement in March 2005 and
  common stock subscribed            3,322,857         3,323        38,477             -       (26,800)           -          15,000
Issuance of common stock in
  connection with private
  placement in March 2005 at
  $0.03 per share                      666,666           666        19,334             -             -            -          20,000
Issuance of common stock in
  March 2005 in exchange for
  services fees at approximately
  $0.03 per share                      200,000           200         5,800             -             -            -           6,000
Issuance of common stock in
  March 2005 in exchange for
  services fees at approximately
  $0.05 per share                    1,000,000         1,000         49,000            -             -            -          50,000
Issuance of common stock in
  March 2005 in exchange for
  services fees at approximately
  $0.01 per share                    1,100,000         1,100         9,900             -             -            -          11,000
Issuance of common stock in
  March 2005 to officer in
  exchange for services fees,
  note payable, previously
  incurred debt, and deferred
  compensation                      46,275,000        46,275       416,475       (21,565)            -            -         441,185
Issuance of common stock in
  March 2005 in exchange for
  license fees at approximately
  $0.01 per share                   40,000,000        40,000       360,000             -             -            -         400,000
Issuance of common stock in
  April 2005 in exchange for
  services fees at approximately
  $0.02 per share                   17,000,000        17,000       385,440             -             -            -         402,440
Issuance of common stock in
  April 2005 in exchange for
  accrued service fees at
  approximately $0.02 per share      7,000,000         7,000       100,804             -             -            -         107,804
Amortization of deferred
  compensation                               -             -             -        71,702             -            -          71,702
Issuance of common stock in
  August 2005 in exchange for
  service fees and deferred
  compensation at approximately
  $0.04 per share                   23,133,000        23,133       884,227       (24,000)            -            -         883,360
Issuance of common stock in
  connection with private
  placement in August 2005 at
  approximately $0.02 per share        900,000           900        13,100             -             -            -          14,000
Common stock subscription                    -             -             -             -        86,985            -          86,985
Beneficial conversion feature
  of notes payable                           -             -        10,000             -             -            -          10,000
Net loss                                     -             -             -             -             -   (2,790,536)     (2,790,536)
                                 -------------  ------------  ------------  ------------  ------------  -----------   -------------
BALANCE AT SEPTEMBER 30, 2005      222,197,128  $    222,197  $  7,366,712  $    (54,959) $    159,085  $(8,372,889)  $    (679,854)
                                 =============  ============  ============  ============  ============  ===========   =============


                      See accompanying footnotes to the unaudited condensed consolidated financial information


                                                         SMART SMS CORP.
                                                  (FORMERLY AMERICAN IDC CORP.)
                                                   A DEVELOPMENT-STAGE COMPANY
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)


                                                                                                             For the period from
                                                                                                                 June 3, 1997
                                                                   For the nine months ended September 30,   (date of inception)
                                                                   ---------------------------------------         through
                                                                         2005                   2004         September 30, 2005
                                                                   ----------------       ----------------   ------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations                         $     (2,790,536)      $     (1,081,694)  $       (8,372,889)
Adjustments to reconcile net loss from development
  stage operations to cash used for operating activities:
Common stock issued in exchange for services rendered                     1,620,156                696,673            5,332,257
Common stock issued for license fee                                         400,000                 60,000              890,000
Beneficial conversion feature of notes payable charged to
  interest expense                                                           10,000                      -               10,000
Amortization of prepaid expenses paid by Company's common stock                   -                  7,500                    -
Other income received in forms of restricted securities                           -                      -               33,000
Impairment loss                                                                   -                      -              (33,000)
Stock options issued in exchange for services rendered                            -                 96,320              169,300
Common Stock issued in exchange for start-up costs                                -                      -               96,000
Write off prepaid service fees previously paid by common stock                    -                      -               75,000
Changes in assets and liabilities:
Cash disbursed in excess of available fund                                        -                  (237)                    -
Accounts payable and accrued expenses                                       437,765                 34,549              947,779
                                                                   ----------------       ----------------   ------------------
NET CASH USED IN OPERATING ACTIVITIES                                      (322,615)              (186,889)            (852,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription,
  net of costs                                                              145,985                145,850              540,625
Proceeds from convertible note payable                                       10,000                      -               10,000
Proceeds from other advances, net of repayments                              14,800                 18,800               36,800
Proceeds from officer and related party advances, net
  of repayments                                                             151,882                 22,314              266,158
                                                                   ----------------       ----------------   ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   322,667                186,964              853,583

NET INCREASE IN CASH AND EQUIVALENTS                                             52                     75                1,030
Cash and cash equivalents at the beginning of the period                        978                      -                    -
                                                                   ----------------       ----------------   ------------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                 $          1,030       $             75   $            1,030
                                                                   ================       ================   ==================
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                           $              -       $              -   $                -
Income taxes paid                                                                 -                      -                    -
Common stock issued in exchange for services                              1,620,156                696,673            5,332,257
Common stock issued in exchange for license fee                             400,000                 60,000              890,000
Stock options issued in exchange for services rendered                            -                 96,320              169,300
Common stock issued in exchange for prepaid expenses                              -                  7,500               75,000
Common Stock issued for start-up costs                                            -                      -               96,000
Other income received in forms of restricted securities                           -                      -               33,000
Common stock issued in exchange for accrued management fees                       -                240,000              606,000
Common stock issued in exchange for accrued service fees                    121,958                 36,300              158,258
Common stock issued in exchange for officer advances                        100,435                 29,000              129,435
Common stock issued in exchange for note payable to officer                 175,000                      -              175,000
Common stock issued in exchange for related party advances                        -                 40,659               52,159


                    See accompanying footnotes to the unaudited condensed consolidated financial information

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

At September 30, 2005, all the subsidiaries were dormant. The consolidated financial statements include the accounts of the Company and the above mentioned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is engaged in developing text messaging services. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2005, the Company has accumulated losses of $8,372,889.

RECLASSIFICATION

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK BASED COMPENSATION

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for subsequent period. The Company does not have any awards of stock-based employee compensation outstanding as of September 30, 2005.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the its first quarter of fiscal 2006. Management has determined that this statement will have not have a material impact on Company's consolidated financial statements.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

NOTE B - CAPITAL STOCK

On October 4, 2004, the Company amended the Articles of Incorporation increasing the Company's authorized shares of common stock from 50,000,000 shares to 250,000,000 shares with a par value of $.001 per share. As of September 30, 2005 and December 31, 2004, the Company has issued and outstanding 222,197,128 shares and 76,351,605 shares of common stock, respectively. Subsequent to the date of the financial statements, the Company's board of directors passed a resolution to create the Company's Series A Convertible Preferred Stock, and increase the authorized common stock to 1,000,000,000 shares (Note H).

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

In August 2005, the Company issued an aggregate of 23,133,000 shares of common stock to consultants in exchange for service fees of $883,360 and deferred compensation of $24,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 900,000 shares of common stock to an investor in exchange for $14,000 of proceeds, net of costs and fees.

During the period ended September 30, 2005, the Company received proceeds in aggregate of $86,985 for common stock subscribed. The common shares subscribed have not been issued as of September 30, 2005.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE C - NON-EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed to consultants.

                          Options Outstanding                                   Options Exercisable
                          -------------------                                   -------------------
                                      Weighted Average        Weighed                        Weighted
                        Number     Remaining Contractual      Average          Number        Average
   Exercise Prices   Outstanding        Life (Years)       Exercise Price   Exercisable   Exercise Price
   ---------------   -----------        ------------       --------------   -----------   --------------
       $ 0.50          100,000                2.25               0.50         100,000           0.50
         1.50          100,000                0.25               1.50         100,000           1.50
                       -------                ----             ------         -------         ------
                       200,000                1.25             $ 1.00         200,000         $ 1.00
                       =======                ====             ======         =======         ======

Transactions involving options issued to non-employees are summarized as follows:

                                                                        Weighted Average
                                                  Number of Shares      Price Per Share
                                                 ------------------    ------------------
       Outstanding at December 31, 2002                    300,000                  0.83
          Granted                                          100,000                  0.50
          Exercised                                              -                     -
          Canceled or expired                                    -                     -
                                                        ----------               -------
       Outstanding at December 31, 2003                    400,000               $  0.75
                                                        ==========               =======
          Granted                                          175,000                  0.05
          Exercised                                              -                     -
          Canceled or expired                             (200,000)                 1.50
                                                        ----------               -------
       Outstanding at December 31, 2004                    375,000               $  0.56
                                                        ==========               =======
          Granted                                                -                     -
          Exercised                                              -                     -
          Cancelled                                       (175,000)                 0.05
                                                        ----------               -------
       Outstanding at September 30, 2005                   200,000               $  1.00
                                                        ==========               =======

The Company did not grant any stock options during the nine months ended September 30, 2005. The weighted-average fair value of stock options granted to consultants during the period ended September 30, 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows: expected term of 1 year, a risk free interest rate of 1.01%, a dividend yield of 0% and volatility of 15%. The amount of the expense charged to operations in connection with granting the options was $96,320 during the period ended September 30, 2004.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE D - CONVERTIBLE NOTE PAYABLE

On March 7, 2005, the Company issued a promissory note to a consultant in exchange for accrued service fees of $10,000. The Company granted the noteholder an option to convert the $10,000 of principal, payable on demand, to 750,000 shares of the company's unregistered common stock. The Company accounted for the notes payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14") and Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"). The fair value of the company's restricted common stock at the time the conversion option was granted approximated $24,000 for the 750,000 shares of common stock. The Company recognized and measured an imbedded beneficial conversion feature, in the amount of $10,000, presented in the convertible note to additional paid in capital and a discount against the convertible note. The convertible note is payable on demand, accordingly the debt discount attributed to the beneficial conversion feature was charged to interest expense at issuance of the note. The Company recorded a non-cash interest expense in the amount of $10,000 during the period ended September 30, 2005 in connection with this convertible note.

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

NOTE F - RELATED PARTY TRANSACTIONS

The Company's officer and principal shareholders have advanced funds to the Company for working capital purposes during the nine months ended September 30, 2005 and the year ended December 31, 2004. No formal repayment terms or arrangements exist. In June 2004, the Company purchased 700,000 shares of previously issued common stock from its Chief Executive Officer in exchange for a promissory note in the amount of $175,000. The promissory note was payable on demand and non-interest bearing. The Company canceled the 700,000 shares of common stock upon the return of shares by its Chief Executive Officer. In March 2005, the Company issued an aggregate of 46,275,000 shares of common stock to its Chief Executive Officer in exchange for management and director fees of $165,750, previously issued note payable of $175,000, repayment of officer advances in the amount of $100,435, and $21,565 of deferred compensation (Note
B). Total amount due to officer and shareholders was $84,564 and $33,117 at September 30, 2005 and December 31, 2004, respectively.

NOTE G - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period June 3, 1997 through September 30, 2005, the Company has incurred a loss of $8,372,889, and the Company's current liabilities exceeded its current assets by $679,854 as of September 30, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE G - GOING CONCERN MATTERS (CONTINUED)

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

Subsequent to the date of financial statements, the Company issued an aggregate of 32,590,000 shares of common stock to investors in connection with private placements. The Company also issued an aggregate of 252,273,233 shares of common stock to its Chief Executive Officer and consultants in exchange for services fees and accrued service fees. In addition, the Company issued an aggregate of 730,000 shares of Series A Convertible Preferred stock to its chief executive officer and consultants in exchange for services and accrued service fees.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE H - SUBSEQUENT EVENTS (CONTINUED)

LICENSING AGREEMENT

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

     o Effective March 1, 2005 Smart Entertainment Inc. and its sole shareholder, Halldor Sanne, have granted the Company exclusive rights for a 99 year period to utilize the Smart SMS technical platform, logo, and marketing and promotional material for North America, Central America and South America. As consideration for their licensing rights the Company has issued forty million common shares to Smart Entertainment Inc.

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

Because we remain essentially a start-up development company with limited capital resources, it may be necessary for our officers and shareholders to either advance funds to us, or to accrue expenses until such time as an additional financing can be made. Our Chief Executive Officer and principal shareholders have advanced $151,882 and $28,360, net of cash repayments, to us for working capital purposes as of the period ended September 30, 2005 and the year ended December 31, 2004, respectively. No formal repayment terms or arrangements exist. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until our product development and marketing reaches a point when additional financing will be possible. Further, our Chief Executive Officer will defer any cash compensation until such time as we begin to earn revenues from operations. It is clear to us that present funding is not sufficient for the launch of our operations, and that we must interest investors in one or more secondary capital formation programs before we can launch. We do not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to continue operations. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. Management is now engaged in evaluating the feasibility of further limited offerings or private placements, whether to develop a program for investors involving royalties or profit participation in actual product sales, with investments tied to specific products, or whether to attempt to register securities for sale, pursuant to Section 5 of the SECURITIES ACT OF 1933. It is the conclusion of management that significant additional capital formation is necessary to launch operations successfully. We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis, until we begin to earn revenues from operations. Outside advisors or consultants will be used only if they can be obtained for a minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner as we continue to develop our business plan during the next twelve months. We are developing the software for launch of Smart SMS. Expenses of this development are expected to be $1,000,000 for the next twelve months. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

REVENUES- We had no revenue for the three and nine months ended September 30, 2005 and 2004. We are is in the process of developing our online services as discussed above.

COSTS AND EXPENSES- General costs and expenses increased from $452,796 for the three months ended September 30, 2004 to $996,453 for the same period ended September 30, 2005 and $1,081,694 for the nine months ended September 30, 2004 to $2,780,536 for the same period ended September 30, 2005. This change is due to increased activities as a result of our our entering into the text messaging business by way of a license agreement.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had a working capital deficit of $679,854 compared to a working capital deficit of $462,853 at December 31, 2004, an increase in deficit of $217,001. This increase in deficit is primarily due to an increase in accrued liabilities of selling, general and administrative expenses in 2005 and advances from related or third parties, offset by repayment of notes payable with our common stock during 2005. .

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

We generated a cash flow deficit from operations of $322,615 for the nine months ended September 30, 2005. Cash flow deficits from operating activities for the nine months ended September 30, 2005 is primarily attributable to our net loss from operations of $2,790,536, adjusted for common stock issued for services of $1,620,156, common stock issued for license fees, valued at $400,000, and an increase in accounts payable and accrued liabilities in the amount of $437,765.

Cash flow provided from financing activities was $322,667 for the nine months ended September 30, 2005. Proceeds received during this period derived from $145,985 from the sale of common stock and common stock subscription, net of costs and fees, $10,000 from a convertible note payable, $14,800 (net of repayments) from other advances, offset by $151,882 (net of repayments) from related parties such as shareholders or our officers. All proceeds were used for working capital.

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

DEVELOPING MARKET; ACCEPTANCE OF THE MOBILE INTERNET AS A MEDIUM FOR BUSINESS JUST NOW BEING PROVEN.

Our long-term viability is substantially dependent upon the continued widespread acceptance and use of Premium SMS text messaging business in terms of the sales of both products and services to businesses and individuals. The mobile Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for business commerce. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility and quality of service) remain unresolved and may adversely affect the growth of Internet use or the attractiveness of its use for business commerce. The failure of the necessary infrastructure to further develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a valid medium for business could cause irreparable harm to our business.;

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

ITEM 3. CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of September 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to THE SECURITIES AND EXCHANGE ACT, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the SECURITIES EXCHANGE ACT OF 1934.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

NONE

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2005 we issued an aggregate of 23,133,000 shares of common stock to consultants in exchange for services fees accrued services fees of $883,360 and deferred compensation of $24,000. We also issued an aggregate of 900,000 shares of common stock to an investor in exchange for proceeds of $14,000, net of costs and fees.

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

Date:  June 30, 2006
--------------------

                                       SMART SMS CORP.


                                       /s/ Gordon F. Lee
                                       -----------------
                                       Name: Gordon F. Lee
                                       Title: Chief Executive Officer, Chief
                                              Financial Officer and Director