Form 10KSB
period 2005-12-31
Smart SMS Corp
filed 2007-11-28
CIK 1123448

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

                   For the fiscal year ended December 31, 2005

                                       OR

      |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

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

State issuer's revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 20, 2007 was $6,191,908 based upon an average bid ask price of $.80 per share and 7,739,885 shares held by non-affiliates of the issuer.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 20, 2007, we had 35,739,885 shares of common stock issued and outstanding.

Table of Contents

                                                  PART I

Item 1. Description of Business..........................................................................1

Item 2. Description of Property. ........................................................................1

Item 3. Legal Proceedings................................................................................1

Item 4. Submission of Matters to a Vote of Security Holders..............................................1

                                                  PART II

Item 5. Market for Common Equity and Related Stockholder Matters.........................................2

Item 6. Management's Discussion and Analysis or Plan of Operation. ......................................3

Item 7. Financial Statements............................................................................10

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure............11

Item 8A. Controls and Procedures. ......................................................................11

Item 8B. Other Information..............................................................................11

                                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act..................................................................11

Item 10. Executive Compensation.........................................................................13

Item 11. Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters..................................................................13

Item 12. Certain Relationships and Related Transactions.................................................14

Item 13. Exhibits.......................................................................................14

Item 14. Principal Accountant Fees and Services.........................................................15

SIGNATURES..............................................................................................17

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

Our principal executive offices are located at: 11301 Olympic Boulevard, Suite 680, Los Angeles, CA 90064.

Business History
----------------

At December 31, 2005, we were a development-stage company focused on developing a text messaging business. Between 2001 and December 31, 2004, we focused on creating and providing the platforms for Internet businesses, where others pay to use our sites and provide their own content. During 2005, we generated no revenues from our products or services.

Subsequent to the year ended December 31, 2005, we did the following:

License Agreements
------------------

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

     o The Company agreed to issue 50,000 shares of its common stock to Halldor Sanne or any other name requested by Halldor Sanne to settle all technical support services and consulting fees due at December 31, 2005 , in the amount of $180,000, as claimed by Halldor Sanne. These shares were issued during the first quarter of 2006. After the issuance of the agreed upon shares, the Company had no further relationship with Smart Entertainment Inc, except the right to use the Smart SMS technical platform, logo, and marketing and promotional material as described above.

Equity
------

On July 7, 2006, the Board of Directors of the Company passed a resolution to amend the Articles of Incorporation to combine the Company's $.001 par value common stock on a one (1) for one hundred (100) basis. At the effective date, every one hundred (100) shares of common stock which are issued and outstanding shall be automatically converted into one (1) share of $.001 par value common stock; provided, however, that the Company shall issue one (1) full share of $.001 par value common stock to its stockholders for any fractional interest remaining after the combination of all shares of common stock into a lesser number of shares.

On August 1, 2006 the Company amended its Articles of Incorporation to:

     o Change its authorized level of capital stock to 35,000,000 shares, subdivided as 25,000,000 shares of Preferred stock (10,000,000 shares were designated as Series A Convertible Preferred Stock) and 10,000,000 shares of common stock.

     o The affect a one for one hundred (1 for 100) "reverse" stock split on the Company's common stock.

On December 19, 2006, the holders of over two-thirds of the voting power of the Series A Convertible Preferred Stock voted to amend the Certificate of Designation, Powers, Preferences, and Rights of the Series A Convertible Preferred Stock of Smart SMS Corp. The amendment reduced the designation and amount of Series A Convertible Preferred Stock from 10,000,000 to 729,501 shares, reduced the voting rights from 100 votes per share of Series A to 10 votes per share of Series A, changed the conversion basis from 100 common per Series A to 10 shares of common stock for each share of Series A, and eliminated the corporation's right to redeem each share of Series A. On December 28, 2006, the Company amended its Articles of Incorporation to reflect these changes.


Appointment of Management
-------------------------

On February 2, 2006, the Company issued a press release announcing that Mr. David Dadon will become a director and the new Chairman of the Board of Directors. Mr. Dadon approved the press release, but has not returned the Memorandum of Understanding or provided the information required by Item 404(a) of Regulation S-B. Accordingly, the Company has terminated the offer. On March 27, 2007, the Company announced the appointment of Steaphan Weir to replace Gordon Lee as the Chief Executive Officer. Gordon Lee is appointed as the Chairman of the Board. On April 26, 2007, the Company announced the appointment of Layne Bednar to Chief Operating Officer.

Employees and Consultants
-------------------------

During 2005, we had no full time employees. Our research and development costs were not meaningful.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 2005, no matters were submitted to our security holders for a vote, through the solicitation of proxies or otherwise.

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

                     2005                   HIGH              LOW
                  -------------------------------------------------
                  1st Quarter               $4.90             $1.90
                  2nd Quarter               $5.00             $1.40
                  3rd Quarter               $5.00             $1.80
                  4th Quarter               $6.40             $1.50

                      2004                  HIGH              LOW
                  -------------------------------------------------
                  1st Quarter               $9.20             $3.50
                  2nd Quarter               $15.00            $7.00
                  3rd Quarter               $14.70            $4.60
                  4th Quarter               $8.90             $3.00

(b) As of December 31, 2005, we had 165 shareholders of record of the common stock.

(c) No dividends on outstanding common stock have been paid within the last two (2) fiscal years, and interim periods. We do not anticipate or intend to pay dividends in the foreseeable future.

(d) The Company did not grant stock options to employees as of December 31, 2005. The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants, after giving effect to 1:100 reverse split in common stock subsequent to the date of the financial statements (Note D and J). These options were granted in lieu of cash compensation for services performed to consultants.

                              Options Outstanding                                  Options Exercisable
                              -------------------                                  --------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
   $       5.00             2,000                  1.30                5.00          2,000             5.00
          50.00             1,000                  2.00               50.00          1,000            50.00
         150.00             1,000                  1.25              150.00          1,000           150.00
                            -----             ---------          ----------          -----       ----------
                            4,000                  1.46          $    52.50          4,000       $    52.50
                            =====             =========          ==========          =====       ==========

Transactions involving options issued to non-employees are summarized as follows:

                                                            Weighted Average
                                         Number of Shares    Price Per Share
                                         ----------------    ---------------

     Outstanding at January 1, 2004             4,000           $    75.00
                                               ======           ==========
        Granted                                 1,750                 5.00
        Exercised                                  --                   --
        Canceled or expired                    (2,000)              150.00
     --------------------------------          ------           ----------
     Outstanding at December 31, 2004           3,750           $    56.00
                                               ======           ==========
        Granted                                 2,000                 5.00
        Exercised                                  --                   --
        Cancelled                              (1,750)                5.00
                                               ------           ----------
     Outstanding at December 31, 2005           4,000           $    52.50
                                               ======           ==========

The weighted-average fair value of stock options granted to consultants during the years ended December 31 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                2005      2004
                                                                -----    ------

Significant assumptions (weighted-average):
Risk-free interest rate at grant date                           2.07%     1.00%
Expected stock price volatility                                   93%       15%
Expected dividend payout                                           --        --
Expected option life-years (a)                                   2.00      0.92
(a)The expected option/warrant life is based on contractual expiration dates.


Compensation expenses charged to operations in connection with granting the options to consultants were $805 and $96,320 for the year ended December 31, 2005 and 2004, respectively.


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

Liquidity and Capital Resources
-------------------------------

At December 31, 2005, we had not had revenue from operations in each of the last two fiscal years. It is unlikely that we can satisfy our cash requirements without raising additional funds in the next twelve months. While no source of additional funds has been identified, it is likely that such funds will raised from the sale of securities, especially our common stock. Modest funds may be secured through short term loans or advances from our principal stockholder.

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

During each of our last two fiscal years, we failed to report meaningful results from our efforts and focus on the online interactive business or text messaging business. As such, the past results do not indicate what to expect in future periods, but do report our lack of success in generating sales, operating income or earnings from our business model with a focus on the online interactive business. Since our inception in 1997, we have accumulated losses of $11,209,066. These losses have been funded primarily through the sale of our securities to investors in private offerings or by issuing our securities in exchange for services rendered by our employees, consultants and advisors. Issuing shares in lieu of cash payments allows us to continue to operate without incurring additional losses.

Results of Operation
--------------------

During the years ended December 31, 2005 and December 31, 2004, we did not receive any revenue and incurred expenses of $5,616,713 and $3,039,814 respectively, stemming from general, selling, and administrative expenses and an impairment loss of $490,000 during the year ended December 31, 2004. We incurred a loss from operations of $5,616,713 for the year ended December 31, 2005 compared to $3,039,814 for the year ended December 31, 2004.

Our independent certified public accountants have stated in their report included in our December 31, 2005 Form 10-KSB, that we have incurred operating losses since inception, and that we are dependent upon management's ability to develop profitable operations and resolve our liquidity problems. These factors, among others, may raise doubt about our ability to continue as a going concern.

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

Because we remain essentially a start-up development company with limited capital resources, it may be necessary for our officers and shareholders to either advance funds to us, or to accrue expenses until such time as an additional financing can be made. Our Chief Executive Officer and principal shareholders have advanced $270,536 and $28,360, net of cash repayments, to us for working capital purposes as of December 31, 2005 and December 31, 2004, respectively. No formal repayment terms or arrangements exist. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until our product development and marketing reaches a point when additional financing will be possible. Further, our Chief Executive Officer will defer any cash compensation until such time as we begin to earn revenues from operations.

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

We are developing the software for launch of Smart SMS. Expenses of this development are expected to be $1,000,000 during 2006.

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

In September 2006, the FASB issued SFAS 157, FAIR VALUE MEASUREMENTS , which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning April 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company's consolidated financial statements, and the management believes that the adoption of SFAS 157 will not have a significant impact on the Company's consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS (`SAB 108'). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SAB 108.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its financial position and results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

Set forth below at pages F-1 through F-29 are the financial statements and notes to financial statements that have been prepared in accordance with Item 310 of Regulation S-B.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2005 AND 2004

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)

                                          SMART SMS CORP.
                                   (FORMERLY AMERICAN IDC CORP.)
                                    A DEVELOPMENT STAGE COMPANY

                                   INDEX TO FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ----
Report of Registered Independent Certified Public Accounting Firm.............................F-3

Consolidated Balance Sheets at December 31, 2005 and 2004.....................................F-4

Consolidated Statements of Losses for the years ended December 31, 2005 and 2004 and for the period June 3, 1997 (date of inception) to December 31, 2005......................F-5

Consolidated Statements of Deficiency in Stockholders' Equity for the period June 3, 1997
(date of inception) to December 31, 2005...............................................F-6 - F-13

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and for the period June 3, 1997 (date of inception) to December 31, 2005.....................F-14

Notes to Consolidated Financial Statements.............................................F-15- F-29

                                    RBSM LLP
                          CERTIFIED PUBLIC ACCOUNTANTS



        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------



Board of Directors
Smart SMS Corp
(formerly American IDC Corp.)
Los Angeles, CA 90064


We have audited the accompanying consolidated balance sheets of Smart SMS Corp. (formerly American IDC Corp.), a development stage company, as of December 31, 2005 and 2004 and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for the years then ended and for the period June 3, 1997 (date of inception) through December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart SMS Corp. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and from June 3, 1997 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note I to the accompanying financial statements, the Company is in the development stage and has not established a source of revenues. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/RBSM LLP
                                               -----------
                                                  RBSM LLP
                                                  Certified Public Accountants

McLean, Virginia
July 16, 2007, except as to Note J, which is as of August 08, 2007


                                                   SMART SMS CORP.
                                            (FORMERLY AMERICAN IDC CORP.)
                                             A DEVELOPMENT STAGE COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                             DECEMBER 31, 2005 AND 2004

                                                                                         2005              2004
                                                                                     ------------      ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                            $        --       $        978
                                                                                     ------------      ------------

Total Assets                                                                         $        --       $        978
                                                                                     ============      ============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash disbursed in excess of available funds                                          $        192      $         --
Accounts payable and accrued liabilities                                                  308,870           233,714
Convertible debenture (Note C)                                                             10,000                --
Other advances                                                                             36,800            22,000
Advances from related party (Note B)                                                        5,490            33,117
Note payable, related party (Note B)                                                           --           175,000
                                                                                     ------------      ------------
                                                                                          361,352           463,831

COMMITMENTS AND CONTINGENCIES (Note H)                                                         --                --

(DEFICIENCY IN) STOCKHOLDERS' EQUITY (Note D) Preferred stock, par value $0.001 per share; authorized 25,000,000
Preferred stock, Series A; par value $0.001 per share; authorized 10,000,000
320,000 and -0- shares issued and outstanding as of December 31, 2005 and 2004, respectively.
(Liquidation preference $640,000)
                                                                                             320                --
Common stock, $0.001 par value; authorized 75, 000,000
2,933,714 and 763,516 shares issued and outstanding as of (Note J)
December 31, 2005 and 2004, respectively                                                    2,934               764
Additional paid in capital                                                             11,364,697         5,007,336
Common stock subscriptions                                                                 37,078           111,400
Deferred compensation                                                                    (557,315)               --
Accumulated deficit during development stage                                          (11,209,066)       (5,582,353)
                                                                                     ------------      ------------
(Deficiency in) stockholders' equity                                                     (361,352)         (462,853)

Total liabilities and (deficiency in) stockholders' equity                           $         --      $        978
                                                                                     ============      ============

The accompanying notes are an integral part of the consolidated financial statements


                                              SMART SMS CORP.
                                       (FORMERLY AMERICAN IDC CORP.)
                                        A DEVELOPMENT STAGE COMPANY
                                     CONSOLIDATED STATEMENTS OF LOSSES
                                                                                  For the period from
                                                                                 June 3, 1997 (date of
                                                       Year ended December 31,     inception) through
                                                     2005                  2004    December 31, 2005
                                                 ------------      ------------      ------------
Operating expenses:

Selling, general and administrative              $  5,616,713      $  2,549,814      $ 10,709,066

Impairment loss (Note H)                                   --           490,000           523,000
                                                 ------------      ------------      ------------

  Total operating expenses                          5,616,713         3,039,814        11,232,066


Loss from operations                               (5,616,713)       (3,039,814)      (11,232,066)


Other income, net                                          --                --            33,000

Interest (expense), net (Note C)                      (10,000)               --           (10,000)
                                                 ------------      ------------      ------------


Net income before provision for income taxes       (5,626,713)       (3,039,814)      (11,209,066)


Provision for income taxes                                --                 --                --
                                                 ------------      ------------      ------------

NET LOSS                                         $ (5,626,713)     $ (3,039,814)     $(11,209,066)
                                                 ============      ============      ============

Loss per common share (basic and assuming
dilution): (Note G)
                                                 $      (3.00)     $      (6.97)
                                                 ============      ============
Weighted average common shares outstanding
(basic and assuming dilution)                       1,876,332           435,913
                                                 ============      ============


The accompanying notes are an integral part of the consolidated financial statements


                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005



                                                                                                                         Common
                                                    Preferred stock              Common stock           Additional        Stock
                                                  Shares       Amount        Shares        Amount     Paid in Capital  Subscription
                                                ------------     ------     --------      --------      -----------    -----------

Common stock issued to founders in June
1997 for services at $0.04 per share
(Note D)                                                  --     $   --       50,000      $     50      $     1,950     $    --

Net loss                                                  --         --           --            --               --          --
                                                ------------     ------     --------      --------      -----------     -------

Balance, December 31, 1997                                --         --       50,000            50            1,950          --

Net loss                                                  --         --           --            --               --          --
                                                ------------     ------     --------      --------      -----------     -------

Balance, December 31, 1998                                --         --       50,000            50            1,950          --

Net loss                                                  --         --           --           --                --          --
                                                ------------     ------     --------      --------      -----------     -------

Balance, December 31, 1999                                --         --       50,000            50            1,950          --
Common stock issued in September 2000 in
exchange for services rendered at $10.00
per share (Note D)                                        --         --        1,000             1            9,999          --

Net loss                                                  --         --           --           --                --          --
                                                ------------     ------     --------      --------      -----------     -------

Balance, December 31, 2000                                --         --       51,000            51           11,949          --
Common stock issued in December 2001 in
exchange for services rendered at $75.00
per share (Note D)                                        --          --       1,000             1           74,999         --

Net loss                                                  --         --           --           --                --         --
                                                ------------     ------     --------      --------      -----------     -------

Balance, December 31, 2001                                --      $   --       52,000      $     52      $    86,948     $    --
                                                 ============     ======     ========      ========      ===========     =======


[table continued]


                                                                      Deficit
                                                                    Accumulated
                                                                      During
                                                   Deferred        Development
                                                 Compensation         Stage           Total
                                                -------------     ------------     -----------
Common stock issued to founders in June
1997 for services at $0.04 per share
(Note D)                                         $          --     $         --     $     2,000

Net loss                                                    --           (2,000)         (2,000)
                                                --------------     ------------     -----------

Balance, December 31, 1997                                  --           (2,000)             --

Net loss                                                    --               --              --
                                                --------------     ------------     -----------

Balance, December 31, 1998                                  --           (2,000)             --

Net loss                                                    --             (800)           (800)
                                                --------------     ------------     -----------

Balance, December 31, 1999                                  --           (2,800)           (800)
Common stock issued in September 2000 in
exchange for services rendered at $10.00
per share (Note D)                                          --              --           10,000

Net loss                                                    --          (15,710)        (15,710)
                                                --------------     ------------     -----------

Balance, December 31, 2000                                  --          (18,510)         (6,510)
Common stock issued in December 2001 in
exchange for services rendered at $75.00
per share (Note D)                                          --               --          75,000

Net loss                                                    --          (41,313)        (41,313)
                                                --------------     ------------     -----------

Balance, December 31, 2001                        $          --     $    (59,823)    $    27,177
                                                  =============     ============     ===========




The accompanying notes are an integral part of the consolidated financial statements



                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005



                                                                                                                        Common
                                                  Preferred stock             Common stock            Additional        Stock
                                                Shares       Amount        Shares        Amount    Paid in Capital   Subscription
                                                ------       ------        ------        ------    ---------------   ------------

Balance, December 31, 2001                                $      --        52,000     $      52     $      86,948     $        --

Common stock issued in July 2002 in
exchange for services rendered at $50.00
per share (Note D)                                  --           --         3,000             3           149,997               --

Common stock issued in October 2002 in
exchange for services rendered at $85.00
per share (Note D)                                  --           --         3,000             3           254,997               --

Sale of common stock in October 2002 at
$30.00 per share, net (Note D)                      --           --         1,000             1            29,989               --

Common stock issued in November 2002 in
exchange for services rendered at $35.00
per share (Note D)                                  --           --         1,100             1            38,499               --

Common stock issued in December 2002 in
exchange for services rendered at $43.00
per share (Note D)                                  --           --         2,400             2           103,198               --

Sale of common stock in December 2002 at
$25.00 per share (Note D)                           --           --         1,000             1            24,999          (20,000)

Issuance of stock options in exchange for
services rendered                                   --           --            --            --            51,900               --


Net loss                                            --           --            --            --                --               --
                                                ------    ---------     ---------     ---------     -------------     ------------

Balance, December 31, 2002                          --    $      --        63,500            63           740,527          (20,000)
                                               =======    =========     =========     =========     =============     ============


[table continued]

                                                                 Accumulated
                                                                   During
                                                   Deferred      Development
                                                 Compensation       Stage           Total
                                                 ------------       -----           -----

Balance, December 31, 2001                        $      --      $   (59,823)     $    27,177

Common stock issued in July 2002 in
exchange for services rendered at $50.00
per share (Note D)                                       --               --          150,000

Common stock issued in October 2002 in
exchange for services rendered at $85.00
per share (Note D)                                       --               --          255,000

Sale of common stock in October 2002 at
$30.00 per share, net (Note D)                           --               --           29,990

Common stock issued in November 2002 in
exchange for services rendered at $35.00
per share (Note D)                                       --               --           38,500

Common stock issued in December 2002 in
exchange for services rendered at $43.00
per share (Note D)                                       --               --          103,200

Sale of common stock in December 2002 at
$25.00 per share (Note D)                                --               --            5,000

Issuance of stock options in exchange for
services rendered                                        --               --           51,900


Net loss                                                 --         (797,069)        (797,069)
                                                  -----------     -----------       ---------

Balance, December 31, 2002                               --          (856,892)      (136,302)
                                                  ===========     ===========       =========






The accompanying notes are an integral part of the consolidated financial statements
                                       F-7


                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005




                                                                                                                        Common
                                               Preferred stock               Common stock           Additional          Stock
                                             Shares      Amount          Shares          Amount   Paid in Capital    Subscription
                                             ------     -------       ----------     ----------     ----------        ----------

Balance, December 31, 2002                       --     $    --           63,500     $       63     $  740,527        $  (20,000)

Common stock issued in January 2003 in
exchange for services rendered at
approximately $30.00 per share(Note D)           --          --            4,950              5        149,658                --

Common stock issued in March 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)           --          --           13,000             13         38,987                --

Common stock issued in March 2003 in
exchange for startup costs at $3.00 per
share (Note D)                                   --          --           20,000             20         59,980                --

Common stock issued in May 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)           --          --           15,100             15         45,285                --

Common stock issued in June 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)           --          --            4,100              4         12,296                --

Common stock issued in June 2003 in
exchange for startup costs at $3.00 per
share (Note D)                                   --          --           12,000             12         35,988                --

Sale of common stock in July 2003 at $5.00
per share, net of costs (Note D)                 --          --            1,000              1          4,999                --
                                             ------     -------       ----------     ----------     ----------        ----------
 Sub-total                                       --     $    --          133,650     $      133     $1,087,720        $  (20,000)
                                             ======     =======       ==========     ==========     ==========        ==========


[table continued]

                                                               Deficit
                                                              Accumulated
                                                                 During
                                                 Deferred     Development
                                               Compensation      Stage          Total
                                               ------------  ------------     -----------

Balance, December 31, 2002                     $      --       $ (856,892)     $ (136,302)

Common stock issued in January 2003 in
exchange for services rendered at
approximately $30.00 per share(Note D)                --               --         149,663

Common stock issued in March 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)                --              --           39,000

Common stock issued in March 2003 in
exchange for startup costs at $3.00 per
share (Note D)                                        --              --           60,000

Common stock issued in May 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)                --              --           45,300

Common stock issued in June 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)                --              --           12,300

Common stock issued in June 2003 in
exchange for startup costs at $3.00 per
share (Note D)                                        --              --           36,000

Sale of common stock in July 2003 at $5.00
per share, net of costs (Note D)                      --              --            5,000
                                               ---------    ------------      -----------

 Sub-total                                     $     --     $   (856,892)     $   210,961
                                               ========     ============      ===========




The accompanying notes are an integral part of the consolidated financial statements
                                       F-8



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005




                                                      Preferred stock                    Common stock               Additional
                                                    Shares          Amount         Shares           Amount        Paid in Capital
                                                 -----------     -----------     -----------     -----------      --------------

Balance forward                                           --     $        --         133,650     $       133      $  1,087,720

Common stock issued in July 2003 in
exchange for services rendered at $11.00
per share (Note D)                                        --              --          67,290              67           762,761

Common stock issued in August 2003 in
exchange for services rendered at $7.00
per share (Note D)                                        --              --          13,970              14            99,511

Common stock issued in September 2003 in
exchange for related party debt at $ 5.00
per share (Note D)                                        --              --           2,300               2            11,498

Common stock issued in September 2003 in
exchange for services rendered at $6.00
per share (Note D)                                        --              --           3,350               4            17,883

Common stock issued in October 2003 in
exchange for services rendered at $5.00
per share (Note D)                                        --              --           1,720               2             7,898

Sale of common stock in November 2003 at
$6.00 per share, net of costs (Note D)                    --              --           1,000               1             5,999

Common stock issued in December 2003 in
exchange for services rendered at $10.00
per share (Note D)                                        --              --           2,360               3            23,597


Common stock subscription                                 --              --              --              --                --

Issuance of stock options in exchange for
services rendered                                         --              --              --              --            21,080


Net loss                                                  --              --              --              --                --
                                                 -----------     -----------     -----------     -----------      ------------


Balance, December 31, 2003                                --     $        --         225,640     $       226      $  2,037,947
                                                 ===========     ===========     ===========     ===========      ============


[table continued]


                                                                                     Deficit
                                                                                   Accumulated
                                                    Common                            During
                                                    Stock           Deferred       Development
                                                 Subscription     Compensation         Stage               Total
                                                 -----------      -----------      ---------------     --------------

Balance forward                                  $   (20,000)     $        --      $      (856,892)    $      210,961

Common stock issued in July 2003 in
exchange for services rendered at $11.00
per share (Note D)                                        --               --                   --            762,828

Common stock issued in August 2003 in
exchange for services rendered at $7.00
per share (Note D)                                        --               --                   --             99,525

Common stock issued in September 2003 in
exchange for related party debt at $ 5.00
per share (Note D)                                        --               --                   --             11,500

Common stock issued in September 2003 in
exchange for services rendered at $6.00
per share (Note D)                                        --               --                   --             17,887

Common stock issued in October 2003 in
exchange for services rendered at $5.00
per share (Note D)                                        --               --                   --              7,900

Sale of common stock in November 2003 at
$6.00 per share, net of costs (Note D)                    --               --                   --              6,000

Common stock issued in December 2003 in
exchange for services rendered at $10.00
per share (Note D)                                        --               --                   --             23,600


Common stock subscription                             92,100               --                   --             92,100

Issuance of stock options in exchange for
services rendered                                         --               --                   --             21,080


Net loss                                                  --               --           (1,685,647)        (1,685,647)
                                                 -----------      -----------      ---------------     --------------


Balance, December 31, 2003                       $    72,100      $        --      $    (2,542,539)    $     (432,266)
                                                 ===========      ===========      ===============     ==============




The accompanying notes are an integral part of the consolidated financial statements



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005




                                                      Preferred stock                   Common stock              Additional
                                                  Shares          Amount           Shares           Amount      Paid in Capital
                                               -----------      -----------      -----------      ----------    --------------

Balance, December 31, 2003                              --      $        --          225,640      $      226     $ 2,037,947

Common stock issued in February 2004 in
exchange for services rendered at $3.00
per share (Note D)                                      --               --           82,000              82         253,918

Common stock issued in March 2004 in
exchange for services rendered at $7.00
per share (Note D)                                      --               --            2,150               2          15,288

Issuance of stock options in exchange for
services rendered                                       --               --               --              --          96,320

Common stock issued in April 2004 in
exchange for services rendered at $5.00
per share (Note D)                                      --               --           18,450              18          89,282

Common stock issued in April 2004 in
exchange for related party advances at
$3.00 per share (Note D)                                --               --           13,553              14          40,645

Common stock issued in April 2004 in
exchange for license fee at $6.00 per
share (Note D)                                          --               --           10,000              10          59,990

Common stock issued in May 2004 in
exchange for services rendered at
approximately $9.00 per share (Note D)                  --               --           20,455              20         177,975

Sale of common stock in June 2004 at
$6.00 per share, net of costs (Note D)                  --               --            2,500               3          14,997

Common stock issued in June 2004 in
exchange for services rendered at $8.00
per share (Note D)                                      --               --            3,916               4          29,496
Common stock cancelled previously issued

to related party for services rendered in
prior year (Note B)                                     --               --           (7,000)             (7)       (174,993)
                                               -----------      -----------      -----------      ----------     -----------

Subtotal                                                --      $        --          371,664      $      372     $ 2,640,865
                                               ===========      ===========      ===========      ==========     ===========

[table continued]


                                                          SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

                                                                                       Deficit
                                                                                      Accumulated
                                                  Common                                During
                                                  Stock            Deferred          Development
                                                Subscription      Compensation           Stage              Total
                                                -----------      ---------------     -------------     ------------

Balance, December 31, 2003                      $    72,100      $            --     $  (2,542,539)    $   (432,266)

Common stock issued in February 2004 in
exchange for services rendered at $3.00
per share (Note D)                                       --                   --                --          254,000

Common stock issued in March 2004 in
exchange for services rendered at $7.00
per share (Note D)                                       --                   --                --           15,290

Issuance of stock options in exchange for
services rendered                                        --                   --                --           96,320

Common stock issued in April 2004 in
exchange for services rendered at $5.00
per share (Note D)                                       --                   --                --           89,300

Common stock issued in April 2004 in
exchange for related party advances at
$3.00 per share (Note D)                                 --                   --                --           40,659

Common stock issued in April 2004 in
exchange for license fee at $6.00 per
share (Note D)                                           --                   --                --           60,000

Common stock issued in May 2004 in
exchange for services rendered at
approximately $9.00 per share (Note D)                   --                   --                --          177,995

Sale of common stock in June 2004 at
$6.00 per share, net of costs (Note D)                   --                   --                --           15,000

Common stock issued in June 2004 in
exchange for services rendered at $8.00
per share (Note D)                                       --                   --                --           29,500

Common stock cancelled previously issued

to related party for services rendered in
prior year (Note B)                                      --                   --                --         (175,000)
                                                -----------      ---------------     -------------     ------------

Subtotal                                        $    72,100      $            --     $  (2,542,539)    $    170,798
                                                ===========      ===============     =============     ============



The accompanying notes are an integral part of the consolidated financial statements


                                           SMART SMS CORP.
                                    (FORMERLY AMERICAN IDC CORP.)
                                     A DEVELOPMENT STAGE COMPANY
                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005




                                                   Preferred stock                   Common stock              Additional
                                                 Shares         Amount          Shares          Amount       Paid in Capital
                                              -----------     -----------     -----------     -----------     ------------

Balance forward                                      --       $      --           371,664     $       372     $  2,640,865

Common stock issued in July 2004 in
exchange for services rendered at $8.00
per share (Note D)                                   --              --            21,342              22          174,683

Sale of common stock in July 2004 at $8.00
per share, net of costs (Note D)                     --              --             3,300               3           25,747

Common stock issued in August 2004 in
exchange for services rendered at $6.00
per share (Note D)                                   --              --             9,500              10           59,490

Common stock issued in August 2004 in
exchange for services  rendered and
advances to related party at $5.00 per
share (Note D)                                       --              --            40,000              40          199,960

Sale of common stock in August 2004 at
$5.00 per share, net of costs (Note D)               --              --             4,000               4           20,596

Common stock issued in September 2004 in
exchange for services rendered at $6.00
per share (Note D)                                   --              --             7,960               8           49,675

Sale of common stock in September 2004 at
$5.00 per share, net of costs (Note D)               --              --             1,000               1            4,999

Sale of common stock in October 2004 at
$5.00 per share, net of costs (Note D)               --              --            21,000              21          114,979

Common stock issued in October 2004 in
exchange for services rendered at $6.00
per share (Note D)                                   --              --           103,350             103          575,122

Common stock issued in November 2004 in
exchange for license fees at $5.00 per
share (Note D)                                       --              --            80,000              80          429,920

Common stock issued in November 2004 in
exchange for services rendered at $5.00
per share (Note D)                                   --              --            56,000              56          489,944

Sale of common stock in December 2004 at
$3.00 per share, net of costs (Note D)               --              --            11,250              11           35,889

Common stock issued in December 2004 in
exchange for services rendered at $6.00
per share (Note D)                                   --              --            33,150              33          185,467


Common stock subscription                            --              --              --              --               --


Net loss                                             --              --              --              --               --
                                              -----------     -----------     -----------     -----------     ------------


Balance, December 31, 2004                           --       $      --           763,516     $       764     $  5,007,336
                                              ===========     ===========     ===========     ===========     ============

[table continued]


                                           SMART SMS CORP.
                                    (FORMERLY AMERICAN IDC CORP.)
                                     A DEVELOPMENT STAGE COMPANY
                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005


                                                                                     Deficit
                                                                                    Accumulated
                                                  Common                               During
                                                  Stock           Deferred          Development
                                               Subscription     Compensation           Stage               Total
                                                -----------      -----------      ---------------     --------------

Balance forward                                 $    72,100      $      --        $    (2,542,539)    $      170,798

Common stock issued in July 2004 in
exchange for services rendered at $8.00
per share (Note D)                                     --               --                   --              174,705

Sale of common stock in July 2004 at $8.00
per share, net of costs (Note D)                       --               --                   --               25,750

Common stock issued in August 2004 in
exchange for services rendered at $6.00
per share (Note D)                                     --               --                   --               59,500

Common stock issued in August 2004 in
exchange for services  rendered and
advances to related party at $5.00 per
share (Note D)                                         --               --                   --              200,000

Sale of common stock in August 2004 at
$5.00 per share, net of costs (Note D)                 --               --                   --               20,600

Common stock issued in September 2004 in
exchange for services rendered at $6.00
per share (Note D)                                     --               --                   --               49,683

Sale of common stock in September 2004 at
$5.00 per share, net of costs (Note D)                 --               --                   --                5,000

Sale of common stock in October 2004 at
$5.00 per share, net of costs (Note D)                 --               --                   --              115,000

Common stock issued in October 2004 in
exchange for services rendered at $6.00
per share (Note D)                                     --               --                   --              575,225

Common stock issued in November 2004 in
exchange for license fees at $5.00 per
share (Note D)                                         --               --                   --              430,000

Common stock issued in November 2004 in
exchange for services rendered at $5.00
per share (Note D)                                     --               --                   --              490,000

Sale of common stock in December 2004 at
$3.00 per share, net of costs (Note D)                 --               --                   --               35,900

Common stock issued in December 2004 in
exchange for services rendered at $6.00
per share (Note D)                                     --               --                   --              185,500


Common stock subscription                            39,300             --                   --               39,300


Net loss                                               --               --             (3,039,814)        (3,039,814)
                                                -----------      -----------      ---------------     --------------


Balance, December 31, 2004                      $   111,400      $      --        $    (5,582,353)    $     (462,853)
                                                ===========      ===========      ===============     ==============



The accompanying notes are an integral part of the consolidated financial statements


                                           SMART SMS CORP.
                                    (FORMERLY AMERICAN IDC CORP.)
                                     A DEVELOPMENT STAGE COMPANY
                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005




                                                     Preferred stock                 Common stock              Additional
                                                  Shares         Amount         Shares           Amount      Paid in Capital
                                              -----------     -----------     -----------     -----------    --------------

Balance, December 31, 2004                             --     $        --         763,516     $       764     $   5,007,336

Stock subscriptions settled by related
party (Note B)                                         --              --              --              --                --

Common stock issued in January 2005 in
exchange for accrued service fees at
$4.40 per share (Note D)                               --              --           3,980               4            17,508

Common stock issued in January 2005 in
exchange for common stock subscribed
(Note D)                                               --              --           7,500               7            12,493

Common stock issued in February 2005 in
exchange for services rendered at $4.90
per share (Note D)                                     --              --          11,000              11            53,889

Common stock issue in February 2005 in
exchange for prepaid services at $4.90
per share (Note D)                                     --              --          20,000              20            97,980

Sale of common stock in March 2005 at
$1.00 per share (Note D)                               --              --          10,000              10             9,990

Common stock issued in March 2005 in
exchange for cash and stock subscription
(Note D)                                               --              --          33,229              33            41,767

Sale of common stock in March 2005 at
$3.00 per share (Note D)                               --              --           6,667               7            19,993

Common stock issued in March 2005 in
exchange for licensing fees at $2.10 per
share (Note D)                                                                    400,000             400           839,600

Common stock issued in March 2005 in
exchange for services rendered at $2.50
per share (Note D)                                     --              --          12,000              12            29,988

Common stock issued in March 2005 in
exchange for service rendered at
approximately $2.32 per share (Note D)                 --              --          11,000              11            25,489

Common stock issued in March 2005 to
related party in exchange for services
rendered, note payable, and previously
incurred debt at $2.50 per share (Note D)              --              --         462,750             463         1,156,412
Options issued in April 2005 for services
rendered                                               --              --              --              --               805
                                              -----------     -----------     -----------     -----------     -------------
Subtotal                                               --     $        --       1,741,642     $     1,742         7,313,250
                                              ===========     ===========       =========     ===========         =========


[table continued]

                                           SMART SMS CORP.
                                    (FORMERLY AMERICAN IDC CORP.)
                                     A DEVELOPMENT STAGE COMPANY
                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

                                                                                Deficit
                                                                               Accumulated
                                               Common                              During
                                                Stock            Deferred      Development
                                              Subscription     Compensation        Stage              Total
                                              ----------       ------------     -----------        -----------

Balance, December 31, 2004                     $   111,400      $        --      $(5,582,353)     $  (462,853)

Stock subscriptions settled by related
party (Note B)                                     (60,000)             --                --          (60,000)

Common stock issued in January 2005 in
exchange for accrued service fees at
$4.40 per share (Note D)                                --               --               --           17,512
Common stock issued in January 2005 in

exchange for common stock subscribed
(Note D)                                           (12,500)              --               --               --

Common stock issued in February 2005 in
exchange for services rendered at $4.90
per share (Note D)                                      --               --               --           53,900

Common stock issue in February 2005 in
exchange for prepaid services at $4.90
per share (Note D)                                      --          (98,000)              --               --

Sale of common stock in March 2005 at
$1.00 per share (Note D)                                --               --               --           10,000

Common stock issued in March 2005 in
exchange for cash and stock subscription
(Note D)                                           (26,800)              --               --           15,000

Sale of common stock in March 2005 at
$3.00 per share (Note D)                                --               --               --           20,000

Common stock issued in March 2005 in
exchange for licensing fees at $2.10 per
share (Note D)                                          --               --               --        840,000

Common stock issued in March 2005 in
exchange for services rendered at $2.50
per share (Note D)                                      --               --               --           30,000

Common stock issued in March 2005 in
exchange for service rendered at
approximately $2.32 per share (Note D)                  --               --               --           25,500

Common stock issued in March 2005 to
related party in exchange for services
rendered, note payable, and previously
incurred debt at $2.50 per share (Note D)               --               --               --        1,156,875
Options issued in April 2005 for services

rendered                                                --               --               --              805
                                               -----------      -----------      -----------      -----------
Subtotal                                       $    12,100      $   (98,000)     $(5,582,353)     $ 1,646,739
                                               ===========      ===========      ===========      ===========



The accompanying notes are an integral part of the consolidated financial statements


                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                          STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005



                                                           Preferred stock                   Common stock             Additional
                                                        Shares         Amount          Shares            Amount     Paid in Capital
                                                     ----------     ------------    ------------     ------------   --------------

Balance forward                                              --     $         --       1,741,642     $      1,742    $    7,313,250

Common stock issued in April 2005 in exchange for
services rendered at $1.50 per share (Note D)                --               --         170,000              170           254,830

Common stock issued in April 2005 in exchange for
accrued service fees at $1.50 per share (Note D)             --               --          70,000               70           104,930

Common stock issued in August 2005 in exchange
for services rendered at $3.90 per share (Note D)            --               --         231,330              231           901,956

Sale of common stock in August 2005 at $1.55 per
share (Note D)                                               --               --           9,000                9            13,991

Sale of common stock in October 2005 at $1.21 per
share (Note D)                                               --               --          53,000               53            94,047

Common stock issued in October 2005 in exchange
for services rendered at $1.60 per share (Note D)            --               --         107,833              108           172,425

Common stock issued in October 2005 in exchange
for service fees at $1.60 per share (Note D)                 --               --          54,000               54            86,346

Sale of common stock in November 2005 at $1.00
per share (Note D)                                           --               --         132,900              133           132,767

Sale of common stock in November 2005 at $0.67
per share (Note D)                                           --               --          30,000               30            19,970

Common stock issued in November 2005 in exchange
for service fees at $4.00 per share (Note D)                 --               --         208,009              208           831,831

Sale of common stock in November 2005 at $0.50
per share (Note D)                                           --               --          20,000               20             9,980

Sale of common stock in December 2005 at $1.00
per share (Note D)                                           --               --          30,000               30            29,970

Common stock issued in December 2005 in exchange
for service fees at $4.80 per share (Note D)                 --               --          76,000               76           364,724

Issuance of series A preferred stock in exchange
for services rendered at $3.20 per share (Note D)       320,000              320             --                --         1,023,680


Common stock subscription                                    --               --              --               --                --

Beneficial conversion feature of convertible
debenture (Note C)                                           --               --              --               --            10,000


Amortization of deferred compensation                        --               --              --               --                --

Net loss                                                     --               --              --               --                --
                                                     ----------     ------------    ------------     ------------    --------------

Balance, December 31, 2005                              320,000     $        320      2,933,714     $      2,934      $ 11,364,697
                                                     ==========     ============    ============     ============    ==============


[table continued]



                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                          STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005

                                                                                            Deficit
                                                                                           Accumulated
                                                         Common                              During
                                                         Stock            Deferred         Development
                                                       Subscription     Compensation          Stage              Total
                                                      -------------     ------------      ------------      -------------

Balance forward                                         $     12,100    $    (98,000)     $ (5,582,353)     $  1,646,739

Common stock issued in April 2005 in exchange for
services rendered at $1.50 per share (Note D)                     --              --                --           255,000

Common stock issued in April 2005 in exchange for
accrued service fees at $1.50 per share (Note D)                  --              --                --           105,000

Common stock issued in August 2005 in exchange
for services rendered at $3.90 per share (Note D)                 --              --                --           902,187

Sale of common stock in August 2005 at $1.55 per
share (Note D)                                                    --              --                --            14,000

Sale of common stock in October 2005 at $1.21 per
share (Note D)                                               (30,000)             --                --            64,100

Common stock issued in October 2005 in exchange
for services rendered at $1.60 per share (Note D)                 --              --                --           172,533

Common stock issued in October 2005 in exchange
for service fees at $1.60 per share (Note D)                      --          (8,000)               --            78,400

Sale of common stock in November 2005 at $1.00
per share (Note D)                                                --              --                --           132,900

Sale of common stock in November 2005 at $0.67
per share (Note D)                                                --              --                --            20,000

Common stock issued in November 2005 in exchange
for service fees at $4.00 per share (Note D)                      --        (707,320)               --           124,719

Sale of common stock in November 2005 at $0.50
per share (Note D)                                                --              --                --            10,000

Sale of common stock in December 2005 at $1.00
per share (Note D)                                                --              --                --            30,000

Common stock issued in December 2005 in exchange
for service fees at $4.80 per share (Note D)                      --              --                -            364,800

Issuance of series A preferred stock in exchange
for services rendered at $3.20 per share (Note D)                 --              --                --         1,024,000


Common stock subscription                                       54,978            --                --            54,978

Beneficial conversion feature of convertible
debenture (Note C)                                                --              --                --            10,000


Amortization of deferred compensation                             --         256,005                --           256,005

Net loss                                                        --              --          (5,626,713)       (5,626,713)
                                                        ------------    ------------      ------------      ------------

Balance, December 31, 2005                              $     37,078    $   (557,315)     $(11,209,066)     $   (361,352)
                                                        ============    ============      ============      ============




The accompanying notes are an integral part of the consolidated financial statements

                                                   SMART SMS CORP.
                                            (FORMERLY AMERICAN IDC CORP.)
                                             A DEVELOPMENT STAGE COMPANY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the period from
                                                                                                 June 3, 1997 (date of
                                                               For the year ended December 31,    inception) through
                                                                   2005              2004          December 31, 2005
                                                               ------------      ------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ (5,626,713)     $ (3,039,814)          $(11,209,066)
Adjustments to reconcile net loss to cash used in
operating activities:

Common stock issued in exchange for services rendered             2,888,479         1,995,398              6,600,580

Common stock issued in exchange for    license fee                  840,000           490,000              1,330,000

Amortization of deferred compensation                               256,005                --                256,005

Preferred stock issued for compensation                             766,272                --                766,272
Beneficial conversion feature attributable to
convertible debenture charged to interest expense                    10,000                --                 10,000
Other income received in the form of restricted
securities                                                               --                --                 33,000

Impairment loss                                                          --                --                (33,000)

Stock options issued in exchange for services rendered                  805            96,320                170,105

Common stock issued in exchange for start up costs                       --                --                 96,000
Write off of services fees previously paid with common
stock                                                                    --                --                 75,000
Increase (decrease) in:

Cash in excess of available funds                                       192              (237)                   192

Accounts payable and accrued liabilities                            197,668           152,401                707,682
                                                               ------------      ------------           ------------

Net cash used in operating activities:                             (667,292)         (305,932)            (1,197,230)


CASH FLOWS FROM INVESTING ACTIVITIES                                    --                 --                     --

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
subscription                                                        370,978           256,550                765,618

Proceeds from convertible debenture                                  10,000              --                   10,000

Proceeds from other advances, net of repayments                      14,800            22,000                 36,800
Proceeds from advances from related party, net of
repayments                                                          270,536            28,360                384,812
                                                               ------------      ------------           ------------

Net cash provided by financing activities                           666,314           306,910              1,197,230


Net increase (decrease) in cash and cash equivalents                   (978)              978                     --

Cash and cash equivalents-beginning of the year                         978                --                     --
                                                               ------------      ------------           ------------

Cash and cash equivalents-end of year                          $         --      $        978           $         --
                                                               ============      ============           ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                       $         --      $         --           $         --

Income taxes paid                                                        --                --                     --

Common stock issued in exchange for services                      2,888,479         1,995,398              6,600,580

Common stock issued in exchange for license fees                    840,000           490,000              1,330,000

Stock options issued in exchange for services                           805            96,320                170,105

Common stock issued in exchange for prepaid services                     --                --                 75,000

Common stock issued for start up costs                                   --                --                 96,000

Other income received in form of restricted securities                   --                --                 33,000
Common stock issued in exchange for accrued service
fees                                                                122,512           276,300                398,812

Common stock issued in exchange for related party note              175,000                --                175,000
Stock subscription settled by related party                          60,000                --                 60,000
Common stock and preferred stock issued in exchange
for related party advances                                          358,163            52,159                410,322


The accompanying notes are an integral part of the consolidated financial statements

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

On June 3, 1997, Smart SMS Corp., formerly American IDC Corp., (the "Company") was incorporated under the laws of the state of Florida as Future Projects VIII Corp. On July 20, 2000, the Company changed its name to American IDC Corp. On October 25, 2005, the Company changed its name to Smart SMS Corp. During the year ended December 31, 2005, the Company formed the following subsidiaries:

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

At December 31, 2005, all the subsidiaries were inactive. The consolidated financial statements include the accounts of the Company and the above mentioned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is engaged in developing text messaging services. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2005, the Company has accumulated losses of $11,209,066.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Revenue Recognition
-------------------

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2005 and 2004, the Company has not generated any revenues.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment
----------------------

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Long-lived Assets
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Net Loss Per Common Share
-------------------------

THE COMPANY COMPUTES EARNINGS PER SHARE UNDER FINANCIAL ACCOUNTING STANDARD NO. 128, "EARNINGS PER SHARE" ("SFAS 128"). NET LOSS PER COMMON SHARE IS COMPUTED BY DIVIDING NET LOSS BY THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING DURING THE YEAR. DILUTIVE COMMON STOCK EQUIVALENTS CONSIST OF SHARES ISSUABLE UPON CONVERSION OF CONVERTIBLE PREFERRED SHARES AND THE EXERCISE OF THE COMPANY'S STOCK OPTIONS AND WARRANTS (CALCULATED USING THE TREASURY STOCK METHOD). DURING THE YEAR ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 2005, COMMON STOCK EQUIVALENTS ARE NOT CONSIDERED IN THE CALCULATION OF THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BECAUSE THEY WOULD BE ANTI-DILUTIVE, THEREBY DECREASING THE NET LOSS PER COMMON SHARE.


Liquidity
---------

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5,626,713 during the year ended December 31, 2005 and $3,039,814 during the year ended December 31, 2004. The Company's current liabilities exceeded its current assets by $361,352 as of December 31, 2005. For the period from inception through December 31, 2005, the Company has accumulated losses of $11,209,066. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.


Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and 2004..The Company has no awards of stock-based employee compensation outstanding at December 31, 2005.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



Stock Based Compensation (Continued)
------------------------------------

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the its first quarter of fiscal 2006. Management has determined that this statement will have not have a material impact on Company's consolidated financial statements. Subsequent to the date of the financial statements, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Income Taxes
------------

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended December 31, 2005 and 2004 and for the period from June 3, 1997 (date of inception) to December 31, 2005.


Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and development costs during the years ended December 31, 2005 and 2004 and for the period from June 3, 1997 (date of inception) to December 31, 2005.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


New Accounting Pronouncements (Continued)
-----------------------------------------

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

In September 2006, the FASB issued SFAS 157, FAIR VALUE MEASUREMENTS , which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning April 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company's consolidated financial statements, and the management believes that the adoption of SFAS 157 will not have a significant impact on the Company's consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS (`SAB 108'). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SAB 108.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its financial position and results of operations.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE B - RELATED PARTY TRANSACTIONS

The Company's officer and principal shareholders have advanced funds to the Company for working capital purposes year ended December 31, 2005 and December 31, 2004. No formal repayment terms or arrangements exist.

In June 2004, the Company purchased 7,000 (Note D) shares of previously issued common stock from its Chief Executive Officer in exchange for a promissory note in the amount of $175,000. The promissory note was payable on demand and non-interest bearing. The Company canceled the 7,000 (Note D) shares of common stock upon the return of shares by its Chief Executive Officer.

In March 2005, the Company issued an aggregate of 462,750 (Note D) shares of common stock, fair valued at $1,156,875, to its Chief Executive Officer in exchange for the previously issued note payable of $175,000 and repayment of officer advances in the amount of $100,435. The remaining $881,440 was accounted for as officer compensation and charged to operations in March 2005.

Additionally, during the year ended December 31, 2005, the Company's Chief Executive Officer personally settled $60,000 of stock subscription payable with an investor on behalf of the Company. The Company accounted for the $60,000 of stock subscription settled by its Chief Executive Officer as advances from officers. In November 2005, the Company issued an aggregate of 300,000 shares of the Series A preferred stock to its Chief Executive Officer in settling all of the officer advances, management and director fees and liabilities due to the officer as of November 2005, and each share of the preferred stock is convertible to one hundred shares of the Company's common stock. The converted common shares are subject to stock split adjustment (Note D). The fair value of the preferred stock at issuance, based on the underlying common stock, was approximated $960,000. The issuance of preferred shares to the Company's Chief Executive Officer settled an aggregate of $257,728 of officer advances, and the remaining $702,272 was accounted for officer compensation and was charged to operations in November 2005.

Total amount due to officer and shareholders was $33,117 at December 31, 2004. At December 31, 2005, the Company has no liabilities due to its officers, and total amount due to other shareholders was $5,490.

NOTE C - CONVERTIBLE NOTE PAYABLE

On March 7, 2005, the Company issued a promissory note to a consultant in exchange for accrued service fees of $10,000. The Company granted the noteholder an option to convert the $10,000 of principal, payable on demand, to 7,500 (Note
D) shares of the Company's unregistered common stock. The Company accounted for the notes payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14") and Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"). The fair value of the company's restricted common stock at the time the conversion option was granted approximated $24,000 for the 7,500 (Note D) shares of common stock. The Company recognized and measured an imbedded beneficial conversion feature, in the amount of $10,000, presented in the convertible note to additional paid in capital and a discount against the convertible note. The convertible note is payable on demand, accordingly the debt discount attributed to the beneficial conversion feature was charged to interest expense at issuance of the note. The Company recorded a non-cash interest expense in the amount of $10,000 during the year ended December 31, 2005 in connection with this convertible note.

NOTE D - CAPITAL STOCK

Subsequent to the date of the financial statements (Note J), the Company affected a one-for-one hundred (1 to 100) reverse stock split of its outstanding shares of common stock, $0.001 par value. All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split.

Preferred Stock
---------------

On November 23, 2005, the Company's board of directors passed a resolution to create the Company's Series A Convertible Preferred Stock (the "Series A Preferred"). The Articles of Incorporation, as amended, provide that the Company shall have the authority to issue One Billion Twenty Five Million (1,025,000,000) shares of capital stock, of which Twenty Five Million (25,000,000) shall be shares of Preferred Stock with a par value of $0.001 per share ("Preferred Stock"), and One Billion (1,000,000,000) shall be shares of Common Stock with a par value of $0.001 per share ("Common Stock"). The board of directors, by resolution only and without further action or approval, may cause the Company to issue such Preferred Stock in one or more series and to establish the designation, voting powers, other powers, preferences and rights of each series of Preferred Stock. Subsequent to the date of the financial statements, the authorized common stock was reduced to 10,000,000 shares (Note J).

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE D - CAPITAL STOCK (CONTINUED)

Preferred Stock (Continued)
---------------------------

The Series A Preferred consists of 10,000,000 authorized shares, ranks senior to the common stock and all other series of Preferred Stock, has a liquidation preference of $2.00 per share, votes with the common stock, but on a 100:1 basis, and participate in common stock dividends when, as, and if declared by the board of directors, at the rate of $.20 per share. Additionally, each share of Series A Preferred converts, at the option of the holder, into 100 shares of common stock, contains adjustment provisions, protective provisions, and is redeemable by the Corporation at $2.00 per share, plus 10% interest from the issue date. Subsequent to the date of the financial statements, the conversion rate was amended to one share of preferred stock for ten shares of common stock (Note J).

In November 2005, the Company issued an aggregate of 300,000 of Series A preferred stock to its Chief Executive Officer in exchange for officer advances and officer compensations (Note B). The Company also issued an aggregate of 20,000 shares of preferred shares to a consultant in exchange for services rendered. Total fair value of the preferred stock at issuance, based on the underlying common stock, was $1,024,000. The issuance of preferred shares settled an aggregate of $257,728 of officer advances, and the remaining $766,272 was accounted for as officer and consultant compensations and was charged to operations during the year ended December 31, 2005.

Common Stock
------------

As of December 31, 2005 and December 31, 2004, the Company has issued and outstanding 2,933,714 shares and 763,516 shares of common stock, respectively.

On June 3, 1997, the Company issued 50,000 shares of common stock to its founders for services and expenses in connection with services provided and expenses incurred in forming the Company.

In September 2000, the Company issued 1,000 shares of common stock to a consultant for services in the amount of $10,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In December 2001, the Company issued 1,000 shares of common stock to a consultant in exchange for prepaid services fees of $75,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In July 2002, the Company issued an aggregate of 3,000 shares of common stock to consultants in exchange for services fees of $150,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In October 2002, the Company issued an aggregate of 3,000 shares of common stock to consultants in exchange for services fees of $255,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In October 2002, the Company issued 1,000 shares of common stock to an investor in exchange for $29,990, net of costs and fees.

In November 2002, the Company issued an aggregate of 1,100 shares of common stock to consultants in exchange for services fees of $38,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In December 2002, the Company issued an aggregate of 2,400 shares of common stock to consultants in exchange for services fees of $103,200. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In December 2002, an investor agreed to purchase 1,000 shares of the Company's common stock in the amount of $25,000. As of December 31, 2002, the Company received $5,000 of proceeds from the stock subscription and the remaining $20,000 was recorded as stock subscription receivable.

In January 2003, the Company issued an aggregate of 4,950 shares of common stock to consultants in exchange for services fees of $149,663. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (Continued)
------------------------

In March 2003, the Company issued an aggregate of 13,000 shares of common stock to consultants in exchange for services fees of $39,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 20,,000 shares of common stock at $3.00 per share to purchase a website domain which the Company plans to integrate to its future growth and development of online services and products. Valuation of common stock issued was based upon the value of the website domain acquired, which did not differ materially from the fair value of the Company's common stock during the same period. Start-up costs of $60,000 were charged to income during the year ended December 31, 2003.

In May 2003, the Company issued an aggregate of 15,100 shares of common stock to consultants in exchange for services fees of $45,300. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In June 2003, the Company issued additional 12,000 shares of common stock at $3 per share to purchase the website domain which the Company plans to integrate to its future growth and development of online services and products. Valuation of common stock issued was based upon the value of the website domain acquired, which did not differ materially from the fair value of the Company's common stock during the same period. Additional start-up costs of $36,000 were charged to income during the year ended December 31, 2003.

In June 2003, the Company issued an aggregate of 4,100 shares of common stock to consultants in exchange for services fees of $12,300. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In July 2003, the Company issued an aggregate of 1,000 shares of common stock for $5,000 of cash, net of costs and fees. The Company also issued an aggregate of 67,290 shares of common stock to consultants in exchange for service fees of $762,828. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In August 2003, the Company issued an aggregate of 13,970 shares of common stock to consultants in exchange for service fees of $99,525. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In September 2003, the Company issued an aggregate of 2,300 shares of common stock to a related party in exchange for $11,500 of previously incurred debt.

The Company issued an aggregate of 3,350 shares of common stock to consultants in exchange for service fees of $17,887. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In October 2003, the Company issued an aggregate of 1,720 shares of common stock to consultants in exchange for service fees of $7,900. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In November 2003, the Company issued an aggregate of 1,000 shares of common stock to an investor for $6,000 of cash, net of costs and fees.

In December 2003, the Company issued an aggregate of 2,360 shares of common stock to consultants in exchange for service fees of $23,600. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

Additionally, two investors agreed to purchase an aggregate of 3,620 shares of the Company's common stock in the amount of $72,100. As of December 31, 2003, the Company received $72,100 of proceeds from the stock subscription but common stock has not been issued. The Company recorded the $72,100 of proceeds received as stock subscription payable. As of December 31, 2003, the Company also received proceeds of $20,000 for 1,000 shares of common stock (see above) subscribed and issued in December 2002.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (Continued)
------------------------

In February 2004, the Company issued an aggregate of 2,000 shares of common stock to consultants in exchange for service fees of $14,000. The Company also issued an aggregate of 80,000 shares of common stock to the Company's Chief Executive Officer in exchange for $240,000 of accrued management fees. All valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In March 2004, the Company issued an aggregate of 2,150 shares of common stock to consultants in exchange for service fees of $15,290. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In April 2004, the Company issued an aggregate of 18,450 shares of common stock to consultants in exchange for service fees of $53,000 and accrued service fees of $36,300. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 13,553 shares of common stock to a related party in exchange for $40,659 of debt due to the related party. The Company also issued 10,000 shares of common stock to Omni Media Distribution, Inc. ("Omni") pursuant to Film Library License Agreement the Company entered into on April 1, 2004. The shares issued to Omni were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. License fees of $60,000 were charged to operations during the year ended December 31, 2004.

In May 2004, the Company issued an aggregate of 20,455 shares of common stock to consultants in exchange for service fees of $177,995. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In June 2004, the Company issued an aggregate of 3,916 shares of common stock to consultants in exchange for service fees of $29,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 2,500 shares of common stock to an investor in exchange for $15,000 of cash, net of costs and fees.

In June 2004, the Company purchased 7,000 shares of previously issued common stock from its Chief Executive Officer in exchange for a promissory note in the amount of $175,000. The 7,000 shares of common stock were accordingly canceled by the Company. This promissory was repaid in March 2005 with issuance the Company's common stock.

In July 2004, the Company issued an aggregate of 21,342 shares of common stock to consultants in exchange for service fees of $174,705. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 3,300 shares to investors in exchange for $25,750 of cash received in June 30, 2004, net of costs and fees.

In August 2004, the Company issued an aggregate of 9,500 shares of common stock to consultants in exchange for service fees of $59,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 40,000 shares of common stock to Company's Chief Executive Officer in exchange for management fees of $171,000 and $29,000 of officer advances. Additionally, the Company issued 4,000 shares of common stock to an investor in exchange for $20,600 of cash, net of costs and fees.

In September 2004, the Company issued an aggregate of 7,960 shares of common stock to consultants in exchange for service fees of $49,683. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 1,000 shares of common stock to an investor in exchange for $5,000 of cash, net of costs and fees.

In October 2004, the Company issued an aggregate of 21,000 shares of common stock to investors in exchange for $115,000 of proceeds, net of costs and fees. Additionally, the Company issued an aggregate of 53,350 shares of common stock to consultants in exchange for service fees of $375,225. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company also issued an aggregate of 50,000 shares of common stock to Company Chief Executive Officer in exchange for management fees of $200,000.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (Continued)
------------------------

In November 2004 the Company issued 30,000 shares of common stock to Omni Media Distribution, Inc. ("Omni") pursuant to Film Library License Agreement the Company entered into in October 2004. The shares issued to Omni were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. License fees of $180,000 were charged to operations during the year ended December 31, 2004. The Company also issued 50,000 shares of common stock to ETV Inc. pursuant to Exclusive License Agreement the Company entered into in April 2004. The shares issued to ETV Inc. were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. License fees of $250,000 were charged to operations during the year ended December 31, 2004. The Company also issued an aggregate of 56,000 shares of common stock to consultants in exchange for service fees of $490,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In December 2004 the Company issued an aggregate of 11,250 shares of common stock to investors in exchange for $35,900 of proceeds, net of costs and fees. The Company also issued an aggregate of 33,150 shares of common stock to consultants in exchange for service fees of $185,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company received proceeds of $39,300 in December 2004 for common stock subscribed. The shares subscribed were issued to the investors in January and March of 2005.

In January 2005, the Company issued an aggregate of 3,980 shares of common stock to consultants in exchange for accrued service fees of $17,512. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued 7,500 shares of common stock, valued at $12,500, to an investor in exchange for common stock subscribed in prior periods.

In February 2005, the Company issued an aggregate of 31,000 shares of common stock to consultants in exchange for service fees of $53,900 and deferred compensation of $98,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In March 2005, the Company issued an aggregate of 23,000 shares of common stock to consultants in exchange for service fees of $55,500. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 49,896 shares of common stock to investors in exchange for $45,000 of cash, net of costs and fees, and $26,800 of common stock subscribed in prior periods. The Company also issued an aggregate of 462,750 shares of common stock to Company's Chief Executive Officer in exchange for officer compensations of $881,440, note payable of $175,000 and $100,435 of officer advances (Note B). The Company also issued 400,000 shares of common stock to Smart Entertainment Inc. to purchase the exclusive license. The shares issued to Smart Entertainment Inc. were based on the fair value of the Company's common stock at the time the agreement was entered into and the shares were issued. The Company's management determined at the time of the transaction, there were no material intangible assets that could be capitalized in accordance with FAS No.141. Accordingly, license fees of $840,000 were charged to operations during the year ended December 31, 2005.

In April 2005, the Company issued an aggregate of 70,000 shares of common stock to consultants in exchange for accrued service fees of $105,000. The Company also issued an aggregate of 170,000 shares of common stock to a consultant in exchange for investor relations and financial communications service fees of $255,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In August 2005, the Company issued an aggregate of 231,330 shares of common stock to consultants in exchange for service fees of $902,187. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 9,000 shares of common stock to an investor in exchange for $14,000 of proceeds, net of costs and fees.

In October 2005, the Company issued an aggregate of 161,833 shares of common stock to consultants in exchange for service fees of $250,933 and deferred compensation of $8,000. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 53,000 shares of common stock to an investor in exchange for $64,100 of proceeds, net of costs and fees, and subscription receivable of $30,000.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (Continued)
------------------------

In November 2005, the Company issued an aggregate of 208,009 shares of common stock to consultants in exchange for service fees of $124,719 and deferred compensation of $707,320. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 182,900 shares of common stock to investors in exchange for $162,900 of proceeds, net of costs and fees.

In December 2005, the Company issued an aggregate of 76,000 shares of common stock to consultants in exchange for service fees of $364,800. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 30,000 shares of common stock to investors in exchange for $30,000 of proceeds, net of costs and fees.

During the year ended December 31, 2005, the Company amortized shares issued in exchange for deferred compensation and charged to operations an aggregate amount of $256,005. Total deferred compensation at December 31, 2005 to be amortized through November 2006 amounted $557,315. Additionally, during the year ended December 31, 2005, Company received proceeds in aggregate of $54,978 for common stock subscribed. The common shares subscribed have not been issued as of December 31, 2005 and accordingly were accounted for as stock subscription payable.


NOTE E - NON-EMPLOYEE STOCK OPTIONS

The Company did not grant stock options to employees as of December 31, 2005. The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants, after giving effect to 1:100 reverse split in common stock subsequent to the date of the financial statements (Note D and J). These options were granted in lieu of cash compensation for services performed to consultants.

                              Options Outstanding                                  Options Exercisable
                              -------------------                                  --------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
   $       5.00             2,000                  1.30             $  5.00          2,000           $ 5.00
          50.00             1,000                  2.00               50.00          1,000            50.00
         150.00             1,000                  1.25              150.00          1,000           150.00
                            -----             ---------          ----------          -----       ----------
                            4,000                  1.46          $    52.50          4,000       $    52.50
                            =====             =========          ==========          =====       ==========

Transactions involving options issued to non-employees are summarized as follows:

                                                            Weighted Average
                                         Number of Shares    Price Per Share
                                         ----------------    ---------------

     Outstanding at January 1, 2004             4,000           $    75.00
                                               ======           ==========
        Granted                                 1,750                 5.00
        Exercised                                  --                   --
        Canceled or expired                    (2,000)              150.00
     --------------------------------          ------           ----------
     Outstanding at December 31, 2004           3,750           $    56.00
                                               ======           ==========
        Granted                                 2,000                 5.00
        Exercised                                  --                   --
        Cancelled                              (1,750)                5.00
                                               ------           ----------
     Outstanding at December 31, 2005           4,000           $    52.50
                                               ======           ==========

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE E - NON-EMPLOYEE STOCK OPTIONS (CONTINUED)

The weighted-average fair value of stock options granted to consultants during the years ended December 31 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                2005      2004
                                                                -----    ------

Significant assumptions (weighted-average):
Risk-free interest rate at grant date                           2.07%     1.00%
Expected stock price volatility                                   93%       15%
Expected dividend payout                                           --        --
Expected option life-years (a)                                   2.00      0.92
(a)The expected option/warrant life is based on contractual expiration dates.


Compensation expenses charged to operations in connection with granting the options to consultants were $805 and $96,320 for the year ended December 31, 2005 and 2004, respectively.

NOTE F - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $11,200,000, which expire through 2025, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $3,800,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2005 are as follows:

          Non Current:
                 Net operating loss carryforward          $ 3,800,000
                 Valuation allowance                       (3,800,000)
                                                          -----------
                 Net deferred tax asset                   $        --
                                                          ===========

NOTE G - LOSS PER SHARE

The following table presents the computation of basic and diluted losses per share, after giving effect to 1:100 reverse split in common stock subsequent to the date of the financial statements (Note D and J). :



                                                   2005                 2004
                                                ------------        -----------


Net loss available to common shareholders       $ (5,626,713)       $(3,039,814)
                                                ============        ===========

Basic and fully diluted loss per share          $      (3.00)       $     (6.97)
                                                ============        ===========

Weighted average common shares outstanding         1,876,332            435,913
                                                ============        ===========

For the years ended December 31, 2005 and 2004, -0- and 50,000 potential shares, respectively were excluded from shares used to calculate diluted earnings per share as their inclusion would reduce net losses per share.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE H - COMMITMENTS AND CONTINGENCIES

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

Licensing Agreements
--------------------

On April 27, 2004, the Company entered into a Exclusive License Agreement with Timeless Video, Inc., a California corporation ("TVI/CSI"), Digital Continuum, Inc., a California corporation ("DCI") and ETV, Inc., a California corporation ("ETV"), (collectively, the "Licensor), whereby ACNI agreed to license a library of over 10,000 classic films and television programs and a digital technology solution for encoding, encrypting and broadcasting over the Internet, including a proprietary Digital Continuum software. Under the licensing agreement, the Company will license the Library and DC Software for use in North America for a period of five years, renewable by mutual agreement of the parties. In consideration for the license, the Company paid to the Licensor $10,000 in cash, and issued 50,000 shares of its restricted common stock, valued at $250,000 (Note D). The license also included an exclusive two-year option to purchase the licensed assets for $5,000,000 payable in cash or common stock, as determined by the parties. Following the closing of the acquisition, there were no revenues generated or further developments from this Exclusive License Agreement as of December 31, 2004. The total considerations paid during the year ended December 31, 2004 were accounted for as an impairment loss and charged to operations.

On April 1, 2004, the Company issued 10,000 shares of common stock, valued at $60,000 (Note D), to Omni Media Distribution, Inc. ("Omni"), a Nevada corporation, pursuant to a Film Library License Agreement. On October 28, 2004, the Company entered into another License Agreement with Omni. Omni acquires independent feature films, TV Series, documentaries, short films, animations and family programming from numerous worldwide sources. Pursuant to the License Agreement, the company will license Omni's content library for a period of five years in exchange for 30,000 shares of restricted common stock (Note D) and a 49% royalty paid to Omni from the net revenue derived from the use of the licensed assets. These restricted shares, valued at $180,000, were issued to Omni in November 2004. As of December 31, 2004, there were no revenues generated or further developments from this License Agreement. Total considerations paid during the year ended December 31, 2004 was accounted for as an impairment loss.

On December 11, 2004 the Company signed a letter of understanding with Smart Entertainment Inc. ("Smart Entertainment") incorporated under the laws of the County of Iceland. The Company and Smart Entertainment re-negotiated and amended the terms on various occasions of the above mention letter of understanding. Subsequent to the date of the financial statements, the Company and Smart Entertainment entered into a final and definitive licensing agreement (Note J). This agreement supersedes any and all previous agreements and understandings. Any cash or share considerations paid by the Company to Smart Entertainment are included as consideration in the final agreement.


Operating Leases
----------------

As of December 31, 2005 and 2004, the Company had no operating leases. The Company did not lease office facilities and was operating out of its Chief Executive Officer's home office.


Litigation
----------

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE I - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period June 3, 1997 through December 31, 2005, the Company has incurred a loss of $11,209,066, and the Company's current liabilities exceeded its current assets by $361,352 as of December 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE I - GOING CONCERN MATTERS (CONTINUED)

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

NOTE J - SUBSEQUENT EVENTS

License Agreements
------------------

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

     o The Company agreed to issue 50,000 shares of its common stock to Halldor Sanne or any other name requested by Halldor Sanne to settle all technical support services and consulting fees due at December 31, 2005 , in the amount of $180,000, as claimed by Halldor Sanne. These shares were issued during the first quarter of 2006. After the issuance of the agreed upon shares, the Company had no further relationship with Smart Entertainment Inc, except the right to use the Smart SMS technical platform, logo, and marketing and promotional material as described above.

Equity

     o On August 1, 2007, the Board of Directors passed a resolution to amend the Articles of Incorporation to amend Article Four to read "the capital stock of this corporation shall consist of one hundered million (100,000,000) shares of capital stock of which twenty five million (25,000,000) shall be shares of preferred stock with a par value of $.001 per share ("preferred stock"), and 75 million (75,000,000) shall be shares of common stock with a par value of $.001 per share ("common stock"). The board of directors, by resolution only and without further action or approval , may cause the corporation to issue such preferred stock in one or more series and to establish the designation, voting powers, peferences and rights of each rights of each series of preferred red stock."

     o On August 6, 2007 company received $13,000,000 in outside funding through the sale of senior secured notes to be used for acquisitions. In connection with such sale, STMC also issued 13,000,000 shares of its common stock with a Rule 144 restrictive legend. The investment was made by 3V Capital Management, LLC as trading advisor for Distressed High Yield Trading Opportunities Fund, Ltd. 3V Capital Management, LLC and Stagg Capital Group, LLC have until December 14, 2007 to have exclusive rights to purchase an additional $7,000,000 of senior secured notes and common stock on the same terms as the August 06, 2007 financing.

     o On August 8, 2007 the company concurrent with the $13,000,000 financing from 3V Capital Management, LLC and Stagg Capital Group, LLC, Smart SMS Corp. acquired Kevlertech, Inc. d/b/a Millennium Information & Technology Consultants ("MIT Consultants") for $12,000,000 cash and 15,000,000 shares of the company common stock with a Rule 144 restrictive legend.

     o On July 7, 2006, the Board of Directors of the Company passed a resolution to amend the Articles of Incorporation to combine the Company's $.001 par value common stock on a one (1) for one hundred
          (100) basis. At the effective date, every one hundred (100) shares of common stock which are issued and outstanding shall be automatically converted into one (1) share of $.001 par value common stock; provided, however, that the Company shall issue one (1) full share of $.001 par value common stock to its stockholders for any fractional interest remaining after the combination of all shares of common stock into a lesser number of shares.

     o On August 1, 2006 the Company amended its Articles of Incorporation to:

          Change its authorized level of capital stock to 35,000,000 shares, subdivided as 25,000,000 shares of Preferred stock (10,000,000 shares were designated as Series A Convertible Preferred Stock) and 10,000,000 shares of common stock.

          The affect a one for one hundred (1 for 100) "reverse" stock split on the Company's common stock.

     o On December 19, 2006, the holders of over two-thirds of the voting power of the Series A Convertible Preferred Stock voted to amend the Certificate of Designation, Powers, Preferences, and Rights of the Series A Convertible Preferred Stock of Smart SMS Corp. The amendment reduced the designation and amount of Series A Convertible Preferred Stock from 10,000,000 to 729,501 shares, reduced the voting rights from 100 votes per share of Series A to 10 votes per share of Series A, changed the conversion basis from 100 common per Series A to 10 shares of common stock for each share of Series A, and eliminated the corporation's right to redeem each share of Series A. On December 28, 2006, the Company amended its Articles of Incorporation to reflect these changes.

Subsequent to the date of financial statements, the Company issued an aggregate of 2,468,012 shares of common stock to investors in connection with private placements. The Company also issued an aggregate of 30,120,645 shares of common stock to consultants in exchange for services rendered and an aggregate of 217,500 shares of common stock for expenses and licensing on behalf of the Company. Additionally, the Company issued 410,000 shares of its Series A preferred stock to consultants in exchange for services.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE J - SUBSEQUENT EVENTS (CONTINUED)

Appointment of Management
-------------------------

On February 2, 2006, the Company issued a press release announcing that Mr. David Dadon will become a director and the new Chairman of the Board of Directors. Mr. Dadon approved the press release, but has not returned the Memorandum of Understanding or provided the information required by Item 404(a) of Regulation S-B. Accordingly, the Company has terminated the offer. On March 27, 2007, the Company announced the appointment of Steaphan Weir to replace Gordon Lee as the Chief Executive Officer. Gordon Lee is appointed as the Chairman of the Board. On April 26, 2007, the Company announced the appointment of Layne Bednar to Chief Operating Officer.

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

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) The following table furnishes the information concerning our directors and officers as of December 31, 2005. Our directors are elected every year and serve until their successors are elected and qualify.

         NAME                 AGE      TITLE                                                    TERM
         GORDON F. LEE         59      Chief Executive Officer, Secretary, CFO, Director        Annual

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

         o subject to any order, judgment or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending him/her from, or otherwise limiting his/her involvement in, any type of business, securities or banking activities; or

         o found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16-a-3(e) and Form 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, management believes all required reports were made during the fiscal year ended December 31, 2005.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge upon request, by sending such request to us at our principal office.

ITEM 10.  EXECUTIVE COMPENSATION.

(a) Compensation.

This table sets forth all compensation paid by us for all services provided up to December 31, 2005 to each of our executive officers.

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
                               $          $          $            $              $            $          $

LEE, GORDON
CEO, CFO,
SECRETARY &        2005
DIRECTOR           2004   (2)$240,000    -0-        -0-          -0-            -0-          -0-        -0-

SCHUMACHER,
ROBERT
FORMER
PRESIDENT &
CHIEF OPERATING    2004       -0-        -0-        -0-          -0-            -0-          -0-        -0-
OFFICER (1)

(1) Mr. Schumacher was President and Chief Operating Officer from July 23, 2003 until August 15, 2004.
(2) 8,000,000 shares were issued in February 2004 in settlement of $240,000.00 owed to Mr. Lee for his services as CEO and Chairman for fiscal 2003.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) This table sets out beneficial owners of five percent (5%) or greater of our common stock. The following sets forth information with respect to ownership by holders of more than five percent (5%) of our common stock known by the registrant based upon 2,933,714 shares of common stock outstanding at December 31, 2005.

                                  NAME AND ADDRESS OF
 TITLE OF CLASS                    BENEFICIAL OWNER                          INTEREST          PERCENTAGE OF CLASS
----------------- ---------------------------------------------------- --------------------- -------------------------

                  GORDON F. LEE
Common            11301 Olympic Boulevard, Suite 680
                  Los Angeles, CA   90064                                      552,750           18.9%

All Directors and Officers as a group                                          552,750           18.9%

b) The following table sets forth information with respect to our Series A
         Convertible Preferred stock beneficially owned by each officer and director at December 31, 2005.

                                  NAME AND ADDRESS OF
 TITLE OF CLASS                    BENEFICIAL OWNER                          INTEREST          PERCENTAGE OF CLASS
----------------- ---------------------------------------------------- --------------------- -------------------------

                  GORDON F. LEE
Series A          11301 Olympic Boulevard, Suite 680
Preferred         Los Angeles, CA   90064                                      300,000            94%



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's officer and principal shareholders have advanced funds to the Company for working capital purposes year ended December 31, 2005 and December 31, 2004. No formal repayment terms or arrangements exist.

In June 2004, the Company purchased 7,000 shares of previously issued common stock from its Chief Executive Officer in exchange for a promissory note in the amount of $175,000. The promissory note was payable on demand and non-interest bearing. The Company canceled the 7,000 shares of common stock upon the return of shares by its Chief Executive Officer.

In March 2005, the Company issued an aggregate of 462,750 shares of common stock, fair valued at $1,156,875, to its Chief Executive Officer in exchange for the previously issued note payable of $175,000 and repayment of officer advances in the amount of $100,435. The remaining $881,440 was accounted for as officer compensation and charged to operations in March 2005.

Additionally, during the year ended December 31, 2005, the Company's Chief Executive Officer personally settled $60,000 of stock subscription payable with an investor on behalf of the Company. The Company accounted for the $60,000 of stock subscription settled by its Chief Executive Officer as advances from officers. In November 2005, the Company issued an aggregate of 300,000 shares of the Series A preferred stock to its Chief Executive Officer in settling all of the officer advances, management and director fees and liabilities due to the officer as of November 2005, and each share of the preferred stock is convertible to one hundred shares of the Company's common stock. The converted common shares are subject to stock split adjustment. The fair value of the preferred stock at issuance, based on the underlying common stock, was approximated $960,000. The issuance of preferred shares to the Company's Chief Executive Officer settled an aggregate of $257,728 of officer advances, and the remaining $702,272 was accounted for officer compensation and was charged to operations in November 2005.

Total amount due to officer and shareholders was $33,117 at December 31, 2004. At December 31, 2005, the Company has no liabilities due to its officers, and total amount due to other shareholders was $5,490.

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)      Audit Fees

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $17,766 and $30,550, respectively.

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

November 28, 2007

                                     SMART SMS CORP.



                                     By: /s/ STEAPHAN WEIR
                                         -----------------
                                     Name:  STEAPHAN WEIR
                                     Title: Chief Executive Officer,
                                            Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     By: /s/ STEAPHAN WEIR
                                         -----------------
                                     Name:  STEAPHAN WEIR
                                     Title: Chief Executive Officer,
                                            Chief Financial Officer & Director

November 28, 2007