Form 10QSB
period 2006-03-31
Smart SMS Corp
filed 2007-12-03
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2006

or

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

As of September 20, 2007, the Registrant had 35,739,885 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                  SMART SMS CORP. (Formerly AMERICAN IDC CORP.)

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2006


                                Table of Contents


ITEM 1.  FINANCIAL INFORMATION

             FINANCIAL STATEMENTS  (UNAUDITED)

             Condensed Consolidated Balance Sheets:
             March 31, 2006 and December 31, 2005                                      3

             Condensed Consolidated Statements of Losses:
             Three Months Ended March 31, 2006 and 2005
             For the Period June 3, 1997 (Date of Inception) through March 31, 2006    4

             Condensed Consolidated Statements of Deficiency in Stockholders' Equity
             For the period June 3, 1997 (Date of Inception) through March 31, 2006    5

             Condensed Consolidated Statements of Cash Flows:
             Three Months Ended March 31, 2006 and 2005
             For the period ended June 3, 1997 (Date of Inception) through
               March 31, 2006                                                         14

             Notes to Unaudited Condensed Consolidated Financial Statements
             March 31, 2006                                                           15

     Item 2. Management Discussion and Analysis or Plan of Operation                  27

     Item 3. Controls and Procedures                                                  31

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                        31

     Item 2. Unregistered Sale of Equity Securities and Use of Proceeds               31

     Item 3. Defaults Upon Senior Securities                                          31

     Item 4. Submission of Matters to a Vote of Security Holders                      31

     Item 5. Other Information                                                        31

     Item 6. Exhibits                                                                 32


ITEM 1.  FINANCIAL INFORMATION

              FINANCIAL STATEMENTS

                                           SMART SMS CORP.
                                    (FORMERLY AMERICAN IDC CORP.)
                                     A DEVELOPMENT STAGE COMPANY
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (unaudited)
                                                                      March 31,        December 31,
                                                                        2006               2005
                                                                     ------------      ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $         --      $         --
                                                                     ------------      ------------

Total Assets                                                         $         --      $         --
                                                                     ============      ============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash disbursed in excess of available funds                          $        813      $        192
Accounts payable and accrued liabilities                                  213,906           308,870
Convertible debenture (Note C)                                             10,000            10,000
Other advances                                                             66,000            36,800
Advances from related party (Note B)                                       57,090             5,490
                                                                     ------------      ------------
                                                                          347,809           361,352

COMMITMENTS AND CONTINGENCIES (Note F)                                         --                --

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; authorized
25,000,000 shares: (Note H)
Preferred stock, Series A; par value $0.001 per share;
authorized 10,000,000 shares; 340,000 and 320,000 issued and outstanding as of March 31, 2006 and December 31, 2005,
respectively. (Liquidation preference of $680,000 and $640,000
as of March 31, 2006 and December 31, 2005, respectively) (Note D)            340               320
Common stock, $0.001 par value; authorized 75,000,000  shares;
4,735,214 and 2,933,714 shares issued and outstanding as of
March 31, 2006 and December 31, 2005, respectively (Note H)                 4,735             2,934
Additional paid in capital                                             18,303,308        11,364,697
Common stock subscriptions (Note D)                                        12,100            37,078
Deferred compensation (Note D)                                           (345,757)         (557,315)
Accumulated deficit during development stage                          (18,322,535)      (11,209,066)
                                                                     ------------      ------------
(Deficiency in) stockholders' equity                                     (347,809)         (361,352)

Total liabilities and (deficiency in) stockholders' equity           $         --      $         --
                                                                     ============      ============


See accompanying notes to the unaudited condensed consolidated financial statements


                                           SMART SMS CORP.
                                    (FORMERLY AMERICAN IDC CORP.)
                                     A DEVELOPMENT STAGE COMPANY
                             CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                             (UNAUDITED)

                                                                                 For the period from
                                                                                June 3, 1997 (date of
                                                  Three months ended March 31,    inception) through
                                                    2006              2005          March 31, 2006
                                                 ------------      ------------      ------------
Operating expenses:

Selling, general and administrative              $  7,113,319      $    918,547      $ 17,822,385

Impairment loss                                          --                --             523,000
                                                 ------------      ------------      ------------
  Total operating expenses                          7,113,319           918,547        18,345,385

Loss from operations                               (7,113,319)         (918,547)      (18,345,385)


Other income, net                                        --                --              33,000

Interest (expense), net                                  (150)          (10,000)          (10,150)
                                                 ------------      ------------      ------------

Net income before provision for income taxes       (7,113,469)         (928,547)      (18,322,535)


Provision for income taxes                               --                --                --
                                                 ------------      ------------      ------------

NET LOSS                                         $ (7,113,469)     $   (928,547)     $(18,322,535)
                                                 ============      ============      ============

Loss per common share (basic and assuming
dilution)                                        $      (1.82)     $      (1.05)
                                                 ============      ============
Weighted average common shares outstanding
(basic and assuming dilution)                       3,913,731           887,498
                                                 ============      ============


See accompanying notes to the unaudited condensed consolidated financial statements

                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006



                                                                                                                      Common
                                                Preferred stock              Common stock           Additional        Stock
                                              Shares       Amount        Shares        Amount     Paid in Capital  Subscription
                                             -------       ------      --------      --------      ------------     ----------
Common stock issued to founders in June
1997 for services at $0.04 per share
(Note D)                                          --       $   --        50,000      $     50      $      1,950     $       --

Net loss                                          --           --            --            --                --             --
                                             -------       ------      --------      --------      ------------     ----------

Balance, December 31, 1997                        --           --        50,000            50             1,950             --

Net loss                                          --           --            --            --                --             --
                                             -------       ------      --------      --------      ------------     ----------

Balance, December 31, 1998                        --           --        50,000            50             1,950             --

Net loss                                          --           --            --            --                --             --
                                             -------       ------      --------      --------      ------------     ----------

Balance, December 31, 1999                        --           --        50,000            50             1,950             --
Common stock issued in September 2000 in
exchange for services rendered at $10.00
per share (Note D)                                --           --         1,000             1             9,999             --

Net loss                                          --           --            --            --                --             --
                                             -------       ------      --------      --------      ------------     ----------

Balance, December 31, 2000                        --           --        51,000            51            11,949             --
Common stock issued in December 2001 in
exchange for services rendered at $75.00
per share (Note D)                                --           --         1,000             1            74,999             --

Net loss                                          --           --            --            --                --             --
                                             -------       ------      --------      --------      ------------     ----------

Balance, December 31, 2001                        --       $   --        52,000      $     52      $     86,948     $       --
                                             =======       ======      ========      ========      ============     ==========

[table continued]

                               SMART SMS CORP.
                        (FORMERLY AMERICAN IDC CORP.)
                         A DEVELOPMENT STAGE COMPANY
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
 FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

                                                               Deficit
                                                             Accumulated
                                                               During
                                              Deferred       Development
                                            Compensation        Stage           Total
                                             ----------       --------      ----------
Common stock issued to founders in June
1997 for services at $0.04 per share
(Note D)                                     $       --       $     --      $    2,000

Net loss                                             --         (2,000)         (2,000)
                                             ----------       --------      ----------

Balance, December 31, 1997                           --         (2,000)             --

Net loss                                             --             --              --
                                             ----------       --------      ----------

Balance, December 31, 1998                           --         (2,000)             --

Net loss                                             --           (800)           (800)
                                             ----------       --------      ----------

Balance, December 31, 1999                           --         (2,800)           (800)
Common stock issued in September 2000 in
exchange for services rendered at $10.00
per share (Note D)                                   --             --          10,000

Net loss                                             --        (15,710)        (15,710)
                                             ----------       --------      ----------

Balance, December 31, 2000                           --        (18,510)         (6,510)
Common stock issued in December 2001 in
exchange for services rendered at $75.00
per share (Note D)                                   --             --          75,000

Net loss                                             --        (41,313)        (41,313)
                                             ----------       --------      ----------

Balance, December 31, 2001                   $       --       $(59,823)     $   27,177
                                             ==========       ========      ==========


See accompanying notes to the unaudited condensed consolidated financial statements

                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006


                                                                                                                         Common
                                                   Preferred stock             Common stock            Additional        Stock
                                                 Shares       Amount       Shares        Amount     Paid in Capital   Subscription
                                                 ------     ---------    ---------      ---------   ---------------   ------------
Balance, December 31, 2001                                  $     --        52,000      $      52    $      86,948    $       --

Common stock issued in July 2002 in
exchange for services rendered at $50.00
per share (Note D)                                   --           --        3,000               3          149,997            --

Common stock issued in October 2002 in
exchange for services rendered at $85.00
per share (Note D)                                   --           --        3,000               3          254,997            --

Sale of common stock in October 2002 at
$30.00 per share, net (Note D)                       --           --        1,000               1           29,989            --

Common stock issued in November 2002 in
exchange for services rendered at $35.00
per share (Note D)                                   --           --        1,100               1           38,499            --

Common stock issued in December 2002 in
exchange for services rendered at $43.00
per share (Note D)                                   --           --        2,400               2          103,198            --

Sale of common stock in December 2002 at
$25.00 per share (Note D)                            --           --        1,000               1           24,999       (20,000)

Issuance of stock options in exchange for
services rendered                                    --           --           --              --           51,900            --


Net loss                                             --           --           --              --              --             --
                                                 ------     --------     --------       ---------    ------------     ----------
Balance, December 31, 2002                           --     $     --     $ 63,500       $      63    $    740,527     $  (20,000)
                                                 =======    ========     ========       =========    ============     ==========

[table continued]

                                      SMART SMS CORP.
                               (FORMERLY AMERICAN IDC CORP.)
                                A DEVELOPMENT STAGE COMPANY
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

                                                                  Deficit
                                                                Accumulated
                                                                  During
                                                  Deferred      Development
                                                Compensation       Stage          Total
                                                ------------    ------------    ---------
Balance, December 31, 2001                      $        --      $ (59,823)     $   27,177

Common stock issued in July 2002 in
exchange for services rendered at $50.00
per share (Note D)                                       --             --         150,000

Common stock issued in October 2002 in
exchange for services rendered at $85.00
per share (Note D)                                       --             --         255,000

Sale of common stock in October 2002 at
$30.00 per share, net (Note D)                           --             --          29,990

Common stock issued in November 2002 in
exchange for services rendered at $35.00
per share (Note D)                                       --             --          38,500

Common stock issued in December 2002 in
exchange for services rendered at $43.00
per share (Note D)                                       --             --         103,200

Sale of common stock in December 2002 at
$25.00 per share (Note D)                                --             --           5,000

Issuance of stock options in exchange for
services rendered                                        --             --          51,900


Net loss                                                 --       (797,069)       (797,069)
                                                -----------    -----------      ----------

Balance, December 31, 2002                               --    $  (856,892)     $ (136,302)
                                                ===========    ===========      ==========


See accompanying notes to the unaudited condensed consolidated financial statements

                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006



                                                                                                                          Common
                                                 Preferred stock              Common stock            Additional          Stock
                                                Shares        Amount        Shares       Amount      Paid in Capital   Subscription
                                             -----------   -----------   ----------   -----------    ---------------   ------------

Balance, December 31, 2002                            --     $      --       63,500   $        63   $      740,527    $   (20,000)

Common stock issued in January 2003 in
exchange for services rendered at
approximately $30.00 per share(Note D)                --            --        4,950             5          149,658             --

Common stock issued in March 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)                --            --       13,000            13           38,987             --

Common stock issued in March 2003 in
exchange for startup costs at $3.00 per
share (Note D)                                        --            --       20,000            20           59,980             --

Common stock issued in May 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)                --            --       15,100            15           45,285             --

Common stock issued in June 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)                --            --        4,100             4           12,296             --

Common stock issued in June 2003 in
exchange for startup costs at $3.00 per
share (Note D)                                        --            --       12,000            12           35,988             --

Sale of common stock in July 2003 at $5.00
per share, net of costs (Note D)                      --            --        1,000             1            4,999             --
                                             -----------   -----------   ----------   -----------   --------------    -----------

 Sub-total                                            --   $        --      133,650   $       133   $    1,087,720    $   (20,000)
                                             ===========   ===========   ==========   ===========   ==============    ===========


[table continued]


                                                                             SMART SMS CORP.
                                                                      (FORMERLY AMERICAN IDC CORP.)
                                                                       A DEVELOPMENT STAGE COMPANY
                                            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                               FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

                                                                  Deficit
                                                                Accumulated
                                                                   During
                                                 Deferred       Development
                                                Compensation        Stage          Total
                                                -------------   ------------    ------------

Balance, December 31, 2002                      $         --     $   (856,892)  $   (136,302)

Common stock issued in January 2003 in
exchange for services rendered at
approximately $30.00 per share(Note D)                    --               --         149,663

Common stock issued in March 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)                    --               --          39,000

Common stock issued in March 2003 in
exchange for startup costs at $3.00 per
share (Note D)                                            --               --          60,000

Common stock issued in May 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)                    --               --          45,300

Common stock issued in June 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)                    --               --          12,300

Common stock issued in June 2003 in
exchange for startup costs at $3.00 per
share (Note D)                                            --               --          36,000

Sale of common stock in July 2003 at $5.00
per share, net of costs (Note D)                          --               --           5,000
                                               -------------   --------------     -----------

 Sub-total                                     $          --   $     (856,892)    $    210,961
                                               =============   ==============     ===========


See accompanying notes to the unaudited condensed consolidated financial statements

                                                          SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006



                                                                                                                       Common
                                               Preferred stock           Common stock              Additional          Stock
                                              Shares     Amount       Shares        Amount       Paid in Capital    Subscription
                                              -----      ------         -------     -----------  ---------------   --------------

Balance forward                                  --      $   --         133,650     $     133    $     1,087,720   $   (20,000)

Common stock issued in July 2003 in
exchange for services rendered at $11.00
per share (Note D)                               --          --          67,290            67            762,761            --

Common stock issued in August 2003 in
exchange for services rendered at $7.00
per share (Note D)                               --          --          13,970            14             99,511            --

Common stock issued in September 2003 in
exchange for related party debt at $ 5.00
per share (Note D)                               --          --           2,300             2             11,498            --

Common stock issued in September 2003 in
exchange for services rendered at $6.00
per share (Note D)                               --          --           3,350             4             17,883            --

Common stock issued in October 2003 in
exchange for services rendered at $5.00
per share (Note D)                               --          --           1,720             2              7,898            --

Sale of common stock in November 2003 at
$6.00 per share, net of costs (Note D)           --          --           1,000             1              5,999            --

Common stock issued in December 2003 in
exchange for services rendered at $10.00
per share (Note D)                               --          --           2,360             3             23,597            --


Common stock subscription                        --          --            --               --               --         92,100

Issuance of stock options in exchange for
services rendered                                --          --            --               --            21,080            --

Net loss                                         --          --            --               --                --            --
                                              -----      ------         -------     -----------  ---------------   -----------

Balance, December 31, 2003                       --      $   --         225,640     $       226  $     2,037,947   $    72,100
                                              ======     ======         =======     ===========  ===============   ===========

[table continued]

                                      SMART SMS CORP.
                               (FORMERLY AMERICAN IDC CORP.)
                                A DEVELOPMENT STAGE COMPANY
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006


                                                                   Deficit
                                                                Accumulated
                                                                   During
                                                  Deferred      Development
                                                Compensation       Stage            Total
                                                ------------       -----            -----

Balance forward                                 $        --     $  (856,892)   $   210,961

Common stock issued in July 2003 in
exchange for services rendered at $11.00
per share (Note D)                                       --              --        762,828

Common stock issued in August 2003 in
exchange for services rendered at $7.00
per share (Note D)                                       --              --         99,525

Common stock issued in September 2003 in
exchange for related party debt at $ 5.00
per share (Note D)                                       --              --         11,500

Common stock issued in September 2003 in
exchange for services rendered at $6.00
per share (Note D)                                       --              --         17,887

Common stock issued in October 2003 in
exchange for services rendered at $5.00
per share (Note D)                                       --              --          7,900

Sale of common stock in November 2003 at
$6.00 per share, net of costs (Note D)                   --              --          6,000

Common stock issued in December 2003 in
exchange for services rendered at $10.00
per share (Note D)                                       --              --         23,600


Common stock subscription                                --              --         92,100

Issuance of stock options in exchange for
services rendered                                        --              --         21,080

Net loss                                                 --      (1,685,647)    (1,685,647)
                                                -----------     -----------    -----------

Balance, December 31, 2003                      $        --     $(2,542,539)   $  (432,266)
                                                ===========     ===========    ===========


See accompanying notes to the unaudited condensed consolidated financial statements

                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006



                                                                                                                       Common
                                                 Preferred stock           Common stock             Additional         Stock
                                                Shares     Amount       Shares        Amount     Paid in Capital    Subscription
                                                ------     ------       ------        ------     ---------------    ------------

Balance, December 31, 2003                          --    $    --       225,640      $    226    $   2,037,947      $    72,100

Common stock issued in February 2004 in
exchange for services rendered at $3.00
per share (Note D)                                  --         --        82,000            82          253,918               --

Common stock issued in March 2004 in
exchange for services rendered at $7.00
per share (Note D)                                  --         --         2,150             2           15,288               --

Issuance of stock options in exchange for
services rendered                                   --         --            --            --           96,320               --

Common stock issued in April 2004 in
exchange for services rendered at $5.00
per share (Note D)                                  --         --        18,450            18           89,282               --

Common stock issued in April 2004 in
exchange for related party advances at
$3.00 per share (Note D)                            --         --        13,553            14           40,645               --

Common stock issued in April 2004 in
exchange for license fee at $6.00 per
share (Note D)                                      --         --        10,000            10           59,990               --

Common stock issued in May 2004 in
exchange for services rendered at
approximately $9.00 per share (Note D)              --         --        20,455            20          177,975               --

Sale of common stock in June 2004 at
$6.00 per share, net of costs (Note D)              --         --         2,500             3           14,997               --

Common stock issued in June 2004 in
exchange for services rendered at $8.00

per share (Note D)                                  --         --         3,916             4           29,496               --
Common stock cancelled previously issued
to related party for services rendered in
prior year (Note B)                                 --         --        (7,000)           (7)        (174,993)              --
                                               --------   -------    -----------      -------    -------------      -----------

Subtotal                                            --    $    --       371,664      $    372    $   2,640,865      $    72,100
                                               =======    =======    ==========      ========    =============      ===========


[table continued]

                                        SMART SMS CORP.
                                 (FORMERLY AMERICAN IDC CORP.)
                                  A DEVELOPMENT STAGE COMPANY
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

                                                                   Deficit
                                                                 Accumulated
                                                                   During
                                                  Deferred       Development
                                                Compensation        Stage           Total
                                                ------------        -----           -----

Balance, December 31, 2003                       $       --      $(2,542,539)    $  (432,266)

Common stock issued in February 2004 in
exchange for services rendered at $3.00
per share (Note D)                                       --               --         254,000

Common stock issued in March 2004 in
exchange for services rendered at $7.00
per share (Note D)                                       --               --          15,290

Issuance of stock options in exchange for
services rendered                                        --               --          96,320

Common stock issued in April 2004 in
exchange for services rendered at $5.00
per share (Note D)                                       --               --          89,300

Common stock issued in April 2004 in
exchange for related party advances at
$3.00 per share (Note D)                                 --               --          40,659

Common stock issued in April 2004 in
exchange for license fee at $6.00 per
share (Note D)                                           --               --          60,000

Common stock issued in May 2004 in
exchange for services rendered at
approximately $9.00 per share (Note D)                   --               --         177,995

Sale of common stock in June 2004 at
$6.00 per share, net of costs (Note D)                   --               --          15,000

Common stock issued in June 2004 in
exchange for services rendered at $8.00

per share (Note D)                                       --               --          29,500
Common stock cancelled previously issued
to related party for services rendered in
prior year (Note B)                                      --               --        (175,000)
                                                 ----------      -----------     -----------

Subtotal                                         $       --      $(2,542,539)    $   170,798
                                                 ==========      ===========     ===========


See accompanying notes to the unaudited condensed consolidated financial statements

                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006



                                                                                                                        Common
                                               Preferred stock           Common stock               Additional          Stock
                                              Shares     Amount         Shares        Amount      Paid in Capital     Subscription
                                              -----     -------        --------        -----       --------------     ------------

Balance forward                                   --    $    --         371,664       $  372       $    2,640,865     $     72,100

Common stock issued in July 2004 in
exchange for services rendered at $8.00
per share (Note D)                                --         --          21,342           22              174,683               --

Sale of common stock in July 2004 at $8.00
per share, net of costs (Note D)                  --         --           3,300            3               25,747               --

Common stock issued in August 2004 in
exchange for services rendered at $6.00
per share (Note D)                                --         --           9,500           10               59,490               --

Common stock issued in August 2004 in
exchange for services  rendered and
advances to related party at $5.00 per
share (Note D)                                   --          --           40,000          40              199,960               --

Sale of common stock in August 2004 at
$5.00 per share, net of costs (Note D)           --          --            4,000           4               20,596               --

Common stock issued in September 2004 in
exchange for services rendered at $6.00
per share (Note D)                               --          --            7,960           8               49,675               --

Sale of common stock in September 2004 at
$5.00 per share, net of costs (Note D)           --          --            1,000           1                4,999               --

Sale of common stock in October 2004 at
$5.00 per share, net of costs (Note D)           --          --           21,000          21              114,979               --

Common stock issued in October 2004 in
exchange for services rendered at $6.00
per share (Note D)                               --          --          103,350         103              575,122               --

Common stock issued in November 2004 in
exchange for license fees at $5.00 per
share (Note D)                                   --          --           80,000          80              429,920               --

Common stock issued in November 2004 in
exchange for services rendered at $5.00
per share (Note D)                               --          --           56,000          56              489,944               --

Sale of common stock in December 2004 at
$3.00 per share, net of costs (Note D)           --          --           11,250          11               35,889               --

Common stock issued in December 2004 in
exchange for services rendered at $6.00
per share (Note D)                               --          --           33,150          33              185,467               --


Common stock subscription                        --          --               --          --                   --           39,300


Net loss                                         --          --               --          --                   --               --
                                              -----     -------        --------        -----       --------------     ------------

Balance, December 31, 2004                       --     $    --         763,516        $ 764       $    5,007,336     $    111,400
                                              =====     =======        ========        =====       ==============     ============


[table continued]

                                     SMART SMS CORP.
                              (FORMERLY AMERICAN IDC CORP.)
                               A DEVELOPMENT STAGE COMPANY
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

                                                             Deficit
                                                           Accumulated
                                                              During
                                             Deferred       Development
                                            Compensation        Stage           Total
                                            ------------    -----------    -------------

Balance forward                             $        --     $(2,542,539)   $     170,798

Common stock issued in July 2004 in
exchange for services rendered at $8.00
per share (Note D)                                   --              --          174,705

Sale of common stock in July 2004 at $8.00
per share, net of costs (Note D)                     --              --           25,750

Common stock issued in August 2004 in
exchange for services rendered at $6.00
per share (Note D)                                   --              --           59,500

Common stock issued in August 2004 in
exchange for services  rendered and
advances to related party at $5.00 per
share (Note D)                                       --              --          200,000

Sale of common stock in August 2004 at
$5.00 per share, net of costs (Note D)               --              --           20,600

Common stock issued in September 2004 in
exchange for services rendered at $6.00
per share (Note D)                                   --              --           49,683

Sale of common stock in September 2004 at
$5.00 per share, net of costs (Note D)               --              --            5,000

Sale of common stock in October 2004 at
$5.00 per share, net of costs (Note D)               --              --          115,000

Common stock issued in October 2004 in
exchange for services rendered at $6.00
per share (Note D)                                   --              --          575,225

Common stock issued in November 2004 in
exchange for license fees at $5.00 per
share (Note D)                                       --              --          430,000

Common stock issued in November 2004 in
exchange for services rendered at $5.00
per share (Note D)                                   --              --          490,000

Sale of common stock in December 2004 at
$3.00 per share, net of costs (Note D)               --              --           35,900

Common stock issued in December 2004 in
exchange for services rendered at $6.00
per share (Note D)                                   --              --          185,500


Common stock subscription                            --              --           39,300


Net loss                                             --      (3,039,814)      (3,039,814)
                                            -----------     -----------    -------------

Balance, December 31, 2004                  $        --     $(5,582,353)   $    (462,853)
                                            ===========     ==========-    =============


See accompanying notes to the unaudited condensed consolidated financial statements

                                                 SMART SMS CORP.
                                          (FORMERLY AMERICAN IDC CORP.)
                                           A DEVELOPMENT STAGE COMPANY
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                   FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006



                                                        Preferred stock                Common stock             Additional
                                                      Shares       Amount         Shares        Amount       Paid in Capital
                                                      ------       ------         ------        ------       ---------------
Balance, December 31, 2004                               --       $    --         763,516    $      764      $     5,007,336

Stock subscriptions settled by related
party (Note B)                                           --            --              --            --                   --

Common stock issued in January 2005 in
exchange for accrued service fees at
$4.40 per share (Note D)                                 --            --           3,980             4               17,508

Common stock issued in January 2005 in
exchange for common stock subscribed
(Note D)                                                 --            --           7,500             7               12,493

Common stock issued in February 2005 in
exchange for services rendered at $4.90
per share (Note D)                                       --            --          11,000            11               53,889

Common stock issue in February 2005 in
exchange for prepaid services at $4.90
per share (Note D)                                       --            --          20,000            20               97,980

Sale of common stock in March 2005 at
$1.00 per share (Note D)                                 --            --          10,000            10                9,990

Common stock issued in March 2005 in
exchange for cash and stock subscription
(Note D)                                                 --            --          33,229            33               41,767

Sale of common stock in March 2005 at
$3.00 per share (Note D)                                 --            --           6,667             7               19,993

Common stock issued in March 2005 in
exchange for licensing fees at $2.10 per
share (Note D)                                                                    400,000           400              839,600

Common stock issued in March 2005 in
exchange for services rendered at $2.50
per share (Note D)                                       --            --          12,000            12               29,988

Common stock issued in March 2005 in
exchange for service rendered at
approximately $2.32 per share (Note D)                   --            --          11,000            11               25,489

Common stock issued in March 2005 to
related party in exchange for services
rendered, note payable, and previously
incurred debt at $2.50 per share (Note D)                --            --         462,750           463            1,156,412

Options issued in April 2005 for services
rendered                                                 --            --              --            --                  805
                                                 ----------   -----------    ------------    -----------    ----------------

Subtotal                                                 --     $      --       1,741,642    $     1,742     $     7,313,250
                                                ===========   ===========   =============    ===========   =================

[table continued]


                                                 SMART SMS CORP.
                                          (FORMERLY AMERICAN IDC CORP.)
                                           A DEVELOPMENT STAGE COMPANY
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                   FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

                                                                                     Deficit
                                                                                   Accumulated
                                                     Common                         During
                                                      Stock         Deferred       Development
                                                   Subscription   Compensation        Stage           Total
                                                   ------------   ------------        -----           -----
Balance, December 31, 2004                         $    111,400    $        --      $(5,582,353)   $  (462,853)

Stock subscriptions settled by related
party (Note B)                                          (60,000)            --               --        (60,000)

Common stock issued in January 2005 in
exchange for accrued service fees at
$4.40 per share (Note D)                                     --             --               --         17,512

Common stock issued in January 2005 in
exchange for common stock subscribed
(Note D)                                                (12,500)            --               --             --

Common stock issued in February 2005 in
exchange for services rendered at $4.90
per share (Note D)                                           --             --               --         53,900

Common stock issue in February 2005 in
exchange for prepaid services at $4.90
per share (Note D)                                           --        (98,000)              --             --

Sale of common stock in March 2005 at
$1.00 per share (Note D)                                     --             --               --         10,000

Common stock issued in March 2005 in
exchange for cash and stock subscription
(Note D)                                                (26,800)             --              --         15,000

Sale of common stock in March 2005 at
$3.00 per share (Note D)                                     --              --              --         20,000

Common stock issued in March 2005 in
exchange for licensing fees at $2.10 per
share (Note D)                                               --              --              --        840,000

Common stock issued in March 2005 in
exchange for services rendered at $2.50
per share (Note D)                                           --              --              --         30,000

Common stock issued in March 2005 in
exchange for service rendered at
approximately $2.32 per share (Note D)                       --              --              --         25,500

Common stock issued in March 2005 to
related party in exchange for services
rendered, note payable, and previously
incurred debt at $2.50 per share (Note D)                    --              --              --      1,156,875

Options issued in April 2005 for services
rendered                                                     --              --              --            805
                                                 --------------    ------------      ----------    -----------

Subtotal                                           $     12,100    $   (98,000)     $(5,582,353)   $ 1,646,739
                                                ===============    ===========      ===========    ===========


See accompanying notes to the unaudited condensed consolidated financial statements

                                                         SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006



                                                            Preferred stock                  Common stock           Additional
                                                        Shares         Amount          Shares         Amount     Paid in Capital
                                                    ------------      --------       ----------     ----------   ---------------

Balance forward                                               --      $     --        1,741,642     $    1,742   $     7,313,250

Common stock issued in April 2005 in exchange for
services rendered at $1.50 per share (Note D)                 --            --          170,000            170           254,830

Common stock issued in April 2005 in exchange for
accrued service fees at $1.50 per share (Note D)              --            --           70,000             70           104,930

Common stock issued in August 2005 in exchange
for services rendered at $3.90 per share (Note D)             --            --          231,330            231           901,956

Sale of common stock in August 2005 at $1.55 per
share (Note D)                                                --            --            9,000              9            13,991

Sale of common stock in October 2005 at $1.21 per
share (Note D)                                                --            --           53,000             53            94,047

Common stock issued in October 2005 in exchange
for services rendered at $1.60 per share (Note D)             --            --          107,833            108           172,425

Common stock issued in October 2005 in exchange
for service fees at $1.60 per share (Note D)                  --            --           54,000             54            86,346

Sale of common stock in November 2005 at $1.00
per share (Note D)                                            --            --          132,900            133           132,767

Sale of common stock in November 2005 at $0.67
per share (Note D)                                            --            --           30,000             30            19,970

Common stock issued in November 2005 in exchange
for service fees at $4.00 per share (Note D)                  --            --          208,009            208           831,831

Sale of common stock in November 2005 at $0.50
per share (Note D)                                            --            --           20,000             20             9,980

Sale of common stock in December 2005 at $1.00
per share (Note D)                                            --            --           30,000             30            29,970

Common stock issued in December 2005 in exchange
for service fees at $4.80 per share (Note D)                  --            --           76,000             76           364,724

Issuance of series A preferred stock in exchange
for services rendered at $3.20 per share (Note D)        320,000           320               --             --         1,023,680


Common stock subscription                                     --            --               --             --                --

Beneficial conversion feature of convertible
debenture (Note C)                                            --            --               --             --            10,000


Amortization of deferred compensation (Note D)                --            --               --             --                --


Net loss                                                      --            --               --             --                --
                                                    ------------      --------       ----------     ----------   ---------------

Balance, December 31, 2005                               320,000      $    320        2,933,714     $    2,934   $    11,364,697
                                                    ============      ========       ==========     ==========   ===============


[table continued]

                                                  SMART SMS CORP.
                                           (FORMERLY AMERICAN IDC CORP.)
                                            A DEVELOPMENT STAGE COMPANY
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006


                                                                                         Deficit
                                                                                       Accumulated
                                                        Common                           During
                                                          Stock          Deferred      Development
                                                      Subscription    Compensation        Stage            Total
                                                      ------------    ------------    ------------    ------------

Balance forward                                       $     12,100    $    (98,000)   $ (5,582,353)   $  1,646,739

Common stock issued in April 2005 in exchange for
services rendered at $1.50 per share (Note D)                   --              --              --         255,000

Common stock issued in April 2005 in exchange for
accrued service fees at $1.50 per share (Note D)                --              --              --         105,000

Common stock issued in August 2005 in exchange
for services rendered at $3.90 per share (Note D)               --              --              --         902,187

Sale of common stock in August 2005 at $1.55 per
share (Note D)                                                  --              --              --          14,000

Sale of common stock in October 2005 at $1.21 per
share (Note D)                                             (30,000)             --              --          64,100

Common stock issued in October 2005 in exchange
for services rendered at $1.60 per share (Note D)               --              --              --         172,533

Common stock issued in October 2005 in exchange
for service fees at $1.60 per share (Note D)                    --          (8,000)             --          78,400

Sale of common stock in November 2005 at $1.00
per share (Note D)                                              --              --              --         132,900

Sale of common stock in November 2005 at $0.67
per share (Note D)                                              --              --              --          20,000

Common stock issued in November 2005 in exchange
for service fees at $4.00 per share (Note D)                    --        (707,320)             --         124,719

Sale of common stock in November 2005 at $0.50
per share (Note D)                                              --              --              --          10,000

Sale of common stock in December 2005 at $1.00
per share (Note D)                                              --              --              --          30,000

Common stock issued in December 2005 in exchange
for service fees at $4.80 per share (Note D)                    --              --              --         364,800

Issuance of series A preferred stock in exchange
for services rendered at $3.20 per share (Note D)               --              --              --       1,024,000


Common stock subscription                                   54,978              --              --          54,978

Beneficial conversion feature of convertible
debenture (Note C)                                              --              --              --          10,000

Amortization of deferred compensation (Note D)                  --         256,005              --         256,005


Net loss                                                       --               --      (5,626,713)     (5,626,713)
                                                      ------------    ------------    ------------    ------------

Balance, December 31, 2005                            $     37,078    $   (557,315)   $(11,209,066)   $   (361,352)
                                                      ============    ============    ============    ============


See accompanying notes to the unaudited condensed consolidated financial statements

                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006




                                                         Preferred stock               Common stock               Additional
                                                      Shares         Amount        Shares         Amount        Paid in Capital
                                                      ------         ------       ------         --------       ---------------

Balance, December 31, 2005                               320,000    $    320      2,933,714     $    2,934      $    11,364,697

Common stock issued in February 2006 in exchange
for services rendered at $4.00 per share (Note D)             --          --      1,000,000          1,000            3,999,000

Common stock issued in February 2006 in exchange
for services rendered at $4.20 per share (Note D)             --          --        530,000            530            2,225,470

Sale of common stock in March 2006 at $1.00 per
share (Note D)                                                --          --         25,000             25               24,930

Common stock issued in exchange for common stock
subscribed                                                    --          --         65,000             65              54,913

Collection of common stock subscription
receivable (Note D)                                           --          --             --             --                 --

Common stock issued in March 2006 in exchange for
services rendered at $3.00 per share (Note D)                 --          --        131,500            131              394,368

Common stock issued in March 2006 in exchange for
accrued liabilities (Note D)                                  --          --         50,000             50              179,950

Preferred stock issued in March 2006 in exchange
for services rendered at $3.00 per share (Note D)         20,000          20             --             --               59,980


Amortization of deferred compensation (Note D)                --          --             --             --                   --


Net loss                                                      --          --             --             --                   --
                                                    ------------   ---------      ---------      ---------      ---------------

Balance, March 31, 2006                                  340,000   $     340      4,735,214     $    4,735      $    18,303,308
                                                    ============   =========      =========     ==========      ===============

[table continued]

                                                   SMART SMS CORP.
                                            (FORMERLY AMERICAN IDC CORP.)
                                             A DEVELOPMENT STAGE COMPANY
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

                                                                                       Deficit
                                                                                      Accumulated
                                                         Common                         During
                                                          Stock        Deferred       Development
                                                       Subscription  Compensation        Stage           Total
                                                       ------------  ------------        -----           -----

Balance, December 31, 2005                             $     37,078   $   (557,315)   $(11,209,066)   $   (361,352)

Common stock issued in February 2006 in exchange
for services rendered at $4.00 per share (Note D)                --             --              --       4,000,000

Common stock issued in February 2006 in exchange
for services rendered at $4.20 per share (Note D)                --             --              --       2,226,000

Sale of common stock in March 2006 at $1.00 per
share (Note D)                                                   --             --              --         24,955

Common stock issued in exchange for common stock
subscribed                                                  (54,978)            --              --              --

Collection of common stock subscription
receivable (Note D)                                          30,000             --              --          30,000

Common stock issued in March 2006 in exchange for
services rendered at $3.00 per share (Note D)                    --             --              --         394,499

Common stock issued in March 2006 in exchange for
accrued liabilities (Note D)                                     --             --              --         180,000

Preferred stock issued in March 2006 in exchange
for services rendered at $3.00 per share (Note D)                --             --              --          60,000


Amortization of deferred compensation (Note D)                   --        211,558              --         211,558


Net loss                                                         --             --      (7,113,469)     (7,113,469)
                                                       ------------   -------------   -------------   ------------

Balance, March 31, 2006                                $     12,100   $   (345,757)   $(18,322,535)   $   (347,809)
                                                       ============   ============    ============    ============


See accompanying notes to the unaudited condensed consolidated financial statements

                                                       SMART SMS CORP.
                                                (FORMERLY AMERICAN IDC CORP.)
                                                 A DEVELOPMENT STAGE COMPANY
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)
                                                                                                   For the period from
                                                                                                    June 3, 1997 (date of
                                                            For the three months ended March 31,    inception) through
                                                                  2006              2005                March 31, 2006
                                                              ------------      ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $ (7,113,469)        $   (928,547)        $(18,322,535)

Adjustments to reconcile net loss to cash used in operating activities:

Common stock issued in exchange for services rendered            6,620,499              262,654           13,221,079

Common stock issued for license fee                                     --              400,000            1,330,000

Amortization of deferred compensation                              211,558                   --              467,563

Preferred stock issued for compensation                             60,000                   --              826,272
Beneficial conversion feature attributable to
convertible debenture                                                   --               10,000               10,000
Other income received in the form of restricted
securities                                                              --                   --               33,000
Impairment loss                                                         --                   --              (33,000)
Stock options issued in exchange for services rendered                  --                   --              170,105
Common stock issued in exchange for start up costs                      --                   --               96,000
Write off of services fees previously paid with common
stock                                                                   --                   --               75,000
Increase (decrease) in:
Cash in excess of available funds                                      621                   --                  813
Accounts payable and accrued liabilities                            85,036              119,955              792,718
                                                              ------------         ------------         ------------
Net cash used in operating activities:                            (135,755)            (135,938)          (1,332,985)

CASH FLOWS FROM INVESTING ACTIVITIES                                    --                   --                   --

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
subscriptions                                                       54,955               56,000              820,573
Proceeds from convertible debenture                                     --               10,000               10,000
Proceeds from other advances, net of repayments                     29,200                   --               66,000
Proceeds from advances from related party, net of
repayments                                                          51,600               72,808              436,412
                                                              ------------         ------------         ------------

Net cash provided by financing activities                          135,755              138,808            1,332,985


Net increase (decrease) in cash and cash equivalents                    --                2,870                   --

Cash and cash equivalents-beginning of the period                       --                  978                   --
                                                              ------------         ------------         ------------

Cash and cash equivalents-end of period                       $         --         $      3,848         $         --
                                                              ============         ============         ============

                  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION



Cash paid during the period for interest                      $         --         $         --         $         --

Income taxes paid                                                       --                   --                   --

Common stock issued in exchange for services                     6,620,499              262,654           13,221,079

Common stock issued in exchange for license fees                        --              400,000            1,330,000

Stock options issued in exchange for services                           --                   --              170,105

Common stock issued in exchange for prepaid services                    --                   --               75,000

Common stock issued for start up costs                                  --                   --               96,000

Other income received in form of restricted securities                  --                   --               33,000
Common stock issued in exchange for accrued service
fees                                                               180,000               14,155              578,812

Common stock issued in exchange for related party note                  --                   --              175,000

Stock subscription settled by related party                             --                   --               60,000
Common stock and preferred stock  issued in exchange
for related party advances                                              --              100,435              379,322


See accompanying notes to the unaudited condensed consolidated financial statements

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

At March 31, 2006, all the subsidiaries were dormant. The consolidated financial statements include the accounts of the Company and the above mentioned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is engaged in developing text messaging services. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2006, the Company has accumulated losses of $18,322,535.

RECLASSIFICATION

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

REVENUE RECOGNITION

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At March 31, 2006 and December 31, 2005, the Company has not generated any revenues.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Stock Based Compensation
------------------------

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company's stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the beginning of the Company's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company's pro forma information required under SFAS 123. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.
The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three months ended March 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                     March 31,
       QUARTER ENDED                                                   2005


       Net loss                                                    $   928,547
       Deduct: stock-based compensation expense, net of tax                 --
                                                                   -----------

       Pro forma net loss                                          $   928,547
                                                                   ===========


       Net loss per common share -- basic (and fully diluted):
            As reported                                            $     (1.05)
            Deduct: stock-based compensation expense, net of tax            --
                                                                   -----------

            Pro forma                                              $     (1.05)
                                                                   ===========


The Company had no employee stock options issued and outstanding at March 31, 2006. All prior awards of stock options were vested in prior years.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

NOTE B - RELATED PARTY TRANSACTIONS

The Company's officer and principal shareholders have advanced funds to the Company for working capital purposes during the three months ended March 31, 2006 and during the year ended December 31, 2005. No formal repayment terms or arrangements exist.

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

At December 31, 2005, the Company has no liabilities due to its officers, and total amount due to other shareholders was $5,490. During the three months ended March 31, 2006, the Company's chief Executive Officer advanced the Company funds in the amount of $51,600, net of repayments. Total amount due to officer and shareholders was $57,090 at March 31, 2006,

Included in the accrued liabilities at March 31, 2006 and December 31, 2005 was $62,500 and $0, respectively, of management and director fees payable to the Company's Chief Executive Officer.

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

NOTE D - CAPITAL STOCK

Subsequent to the date of the financial statements (Note H), the Company affected a one-for-one hundred (1 to 100) reverse stock split of its outstanding shares of common stock, $0.001 par value. All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Preferred Stock
---------------

On November 23, 2005, the Company's board of directors passed a resolution to create the Company's Series A Convertible Preferred Stock (the "Series A Preferred"). The Articles of Incorporation, as amended, provide that the Company shall have the authority to issue One Billion
(10,250,000,000) shares of capital stock, of which Twenty Five Million (25,000,000) shall be shares of Preferred Stock with a par value of $0.001 per share ("Preferred Stock"), and One Billion (1,000,000,000) shall be shares of Common Stock with a par value of $0.001 per share ("Common Stock"). The board of directors, by resolution only and without further action or approval, may cause the Company to issue such Preferred Stock in one or more series and to establish the designation, voting powers, other powers, preferences and rights of each series of Preferred Stock. Subsequent to the date of the financial statements, the authorized common stock was reduced to 10,000,000 shares (Note H).

The Series A Preferred consists of 10,000,000 authorized shares, ranks senior to the common stock and all other series of Preferred Stock, has a liquidation preference of $2.00 per share, votes with the common stock, but on a 100:1 basis, and participate in common stock dividends when, as, and if declared by the board of directors, at the rate of $.20 per share. Additionally, each share of Series A Preferred converts, at the option of the holder, into 100 shares of common stock, contains adjustment provisions, protective provisions, and is redeemable by the Corporation at $2.00 per share, plus 10% interest from the issue date. Subsequent to the date of the financial statements, the conversion rate was amended to one share of preferred stock for ten shares of common stock (Note H).

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

In March 2006, the Company issued an aggregate of 20,000 shares of Series A preferred stock to consultants in exchange for services rendered. The fair value of the preferred stock at issuance, based on the underlying common stock, was $60,000. Compensation cost of $60,000 was charged to operations during the three months ended March 31, 2006. Total number of Series A preferred shares issued and outstanding at March 31, 2006 and December 31, 2005 was 340,000 shares and 320,000 shares, respectively.

Common Stock
------------

As of March 31, 2006 and December 31, 2005, the Company has issued and outstanding 4,735,214 shares and 2,933,714 shares of common stock, respectively.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (Continued)
------------------------

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

In June 2003, the Company issued additional 12,000 shares of common stock at $3.00 per share to purchase the website domain which the Company plans to integrate to its future growth and development of online services and products. Valuation of common stock issued was based upon the value of the website domain acquired, which did not differ materially from the fair value of the Company's common stock during the same period. Additional start-up costs of $36,000 were charged to income during the year ended December 31, 2003.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (Continued)

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

Additionally, two investors agreed to purchase an aggregate of 3,620 shares of the Company's common stock in the amount of $72,100. As of December 31, 2003, the Company received $72,100 of proceeds from the stock subscription but common stock has not been issued. The Company recorded the $72,100 of proceeds received as stock subscription payable. As of December 31, 2003, the Company also received proceeds of $20,000 for 1,000 shares of common stock subscribed and issued in December 2002.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (Continued)
------------------------

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (Continued)
------------------------

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

In November 2005, the Company issued an aggregate of 208,009 shares of common stock to consultants in exchange for service fees of $124,927 and deferred compensation of $707,320. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 182,900 shares of common stock to investors in exchange for $162,900 of proceeds, net of costs and fees.

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

In February 2006, the Company issued an aggregate of 1,530,000 shares of common stock to consultants in exchange for service fees of $6,226,000. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (Continued)
------------------------

In March 2006, the Company issued an aggregate of 181,500 shares of common stock to consultants in exchange for service fees of $394,499 and settlement of accrued liabilities of $180,000 (Note F). The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 25,000 shares of common stock to investors in exchange for $24,955 of proceeds, net of costs and fees. The Company also issued an aggregate of 65,000 shares of common stock in exchange for $54,978 of common stock subscribed during the year ended December 31, 2005. The Company received proceeds of $30,000 in connection with common stock subscribed in October 2005.

During the three months ended March 31, 2006, the Company amortized shares issued in exchange for deferred compensation and charged to operations an aggregate amount of $211,558. Total deferred compensation at March 31, 2006 to be amortized through November 2006 amounted $345,757.


NOTE E - NON-EMPLOYEE STOCK OPTIONS

The Company did not grant stock options to employees as of March 31, 2006. The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants, after giving effect to 1:100 reverse split in common stock subsequent to the date of the financial statements (Note D and H). These options were granted in lieu of cash compensation for services performed to consultants.

                              OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                              -------------------                                  -------------------
                                          WEIGHTED AVERAGE        WEIGHED                       WEIGHTED
                          NUMBER       REMAINING CONTRACTUAL      AVERAGE         NUMBER        AVERAGE
   EXERCISE PRICES     OUTSTANDING          LIFE (YEARS)       EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE
   ---------------     -----------          ------------       --------------  -----------   --------------
     $      5.00           2,000               1.05            $     5.00          2,000       $    5.00
     $     50.00           1,000               1.75            $    50.00          1,000       $   50.00
     $    150.00           1,000               1.00            $   150.00          1,000       $  150.00
                           -----             ------            ----------          -----       ---------
                           4,000               1.21            $    52.50          4,000       $   52.50
                           =====             ======            ==========          =====       =========

Transactions involving options issued to non-employees are summarized as follows:


                                                              Weighted Average
                                        Number of Shares      Price Per Share
                                        ----------------      ---------------

     Outstanding at January 1, 2004             4,000           $    75.00
                                               ======           ==========
        Granted                                 1,750                 5.00
        Exercised                                  --                  --
        Canceled or expired                    (2,000)              150.00
     --------------------------------          ------           ----------
     Outstanding at December 31, 2004           3,750           $    56.00
                                               ======           ==========
        Granted                                 2,000                 5.00
        Exercised                                  --                   --
        Cancelled                              (1,750)                5.00
                                               ------           ----------
     Outstanding at December 31, 2005           4,000           $    52.50
                                               ======           ==========
        Granted                                    --                   --
        Exercised                                  --                   --
        Cancelled                                  --                   --
                                               ------           ----------
     Outstanding at March 31, 2006              4,000           $    52.50
                                               ======           ==========

There were no compensation costs charged to operations in connection with granting options to consultants during the three months ended March 31, 2006 and 2005.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE F - COMMITMENTS AND CONTINGENCIES

License Agreements
------------------

In February 2006, the Company re-negotiated the terms of its agreements with Smart Entertainment Inc. and its sole shareholder Halldor Sanne, as follows:

     o Effective March 1, 2005 Smart Entertainment Inc. and its sole shareholder, Halldor Sanne, have granted the Company exclusive rights for a 99 year period to utilize the Smart SMS technical platform, logo, and marketing and promotional material for North America, Central America and South America.

     o The Company agreed to issue 50,000 shares of its common stock to Halldor Sanne or any other name requested by Halldor Sanne to settle all technical support services and consulting fees due at December 31, 2005 , in the amount of $180,000, as claimed by Halldor Sanne. These shares were issued in March 2006 (Note D). After the issuance of the agreed upon shares, the Company had no further relationship with Smart Entertainment Inc, except the right to use the Smart SMS technical platform, logo, and marketing and promotional material as described above.


Litigation
----------

On or about February 2, 2006, the Company entered into an oral consulting agreement with Mr. David Dadon where Mr. Dadon agreed to provide services to the Company as the new Chairman of the Board of Directors, in exchange for 1,500,000 (post-split) restricted shares of the Company's common stock. On or about February 15, 2006, the Company provided the required consideration to Mr. Dadon by issuing 1,500,000 restricted common shares of the Company. On or about March 1, 2006, the Company retracted the consulting agreement due to non performance. On or about March 15, 2006, the Company demanded Mr. Dadon to return the shares issued as the agreement has been terminated. Subsequent to the date of the financial statements (on or about February 14, 2007), the Company contacted Interwest Transfer Company to put a freeze on the 1,500,000 shares issued to Mr. Dadon, and Interwest Transfer Company refused to put a freeze on the stock. Subsequent to the date of the financial statements (on or about April 18, 2007), the Company filed a Complaint against David Dadon and Interwest Transfer Company in Los Angeles County Superior Court for breach of oral contract, and seeking return of the shares or an award of general damages in sum of $100,000, with interest thereon at the legal rate from the date of breach of contract, and any related legal costs and fees. The court has scheduled an initial case management review and conference in August 2007. As this litigation is in its initial stages, the Company can make no assurances with respect to the outcome of this matter or the recovery of the shares.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE G - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the period June 3, 1997 through March 31, 2006, the Company has incurred a loss of $18,322,535, and the Company's current liabilities exceeded its current assets by $347,809 as of March 31, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE H - SUBSEQUENT EVENTS

Equity
------

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

Subsequent to the date of financial statements, the Company issued an aggregate of 2,378,012 shares of common stock to investors in connection with private placements. The Company also issued an aggregate of 28,459,145 shares of common stock to consultants in exchange for services rendered and an aggregate of 167,500 shares of common stock for expenses and licensing on behalf of the Company. Additionally, the Company issued 390,000 shares of its Series A preferred stock to consultants in exchange for services.


Appointment of Management
-------------------------

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

Because we remain essentially a start-up development company with limited capital resources, it may be necessary for our officers and shareholders to either advance funds to us, or to accrue expenses until such time as an additional financing can be made. Our Chief Executive Officer and principal shareholders have advanced funds to us for working capital purposes as of March 31, 2006 and December 31, 2005, respectively. No formal repayment terms or arrangements exist. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until our product development and marketing reaches a point when additional financing will be possible. Further, our Chief Executive Officer will defer major cash compensation until such time as we begin to earn revenues from operations. It is clear to us that present funding is not sufficient for the launch of our operations, and that we must interest investors in one or more secondary capital formation programs before we can launch. We do not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to continue operations. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. Management is now engaged in evaluating the feasibility of further limited offerings or private placements, whether to develop a program for investors involving royalties or profit participation in actual product sales, with investments tied to specific products, or whether to attempt to register securities for sale, pursuant to
Section 5 of the SECURITIES ACT OF 1933. It is the conclusion of management that significant additional capital formation is necessary to launch operations successfully. We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis, until we begin to earn revenues from operations. Other than our current commitments, outside advisors or consultants will be used only if they can be obtained for a minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner as we continue to develop our business plan during the next twelve months. We are developing the software for launch of Smart SMS. Expenses of this development are expected to be $1,000,000 during 2006. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

REVENUES - We had no revenues for the three months ended March 31, 2006 or March 31, 2005. We are in the process of developing our text messaging services as discussed above.

COSTS AND EXPENSES - General costs and expenses substantially increased from $918,547 for the three months ended March 31, 2005 to $7,113,319 for the same period ended March 31, 2006. This change is due to increased activities as the result of our abandoning our online interactive business and seeking a new business, resulting in our entering into the text messaging business by way of a license agreement.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had a working capital deficit of $347,809 compared to a working capital deficit of $361,352 at December 31, 2005, an decrease in deficit of $13,543. This decrease in deficit is primarily due to repayments of notes payable and advances to officer with our common stock, offset by an increase in accrued liabilities of selling, general and administrative expenses in 2006.

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

We generated a cash flow deficit from operations of $135,755 for the three months ended March 31, 2006. Cash flow deficits from operating activities for the three months ended March 31, 2006 is primarily attributable to our net loss from operations of $7,113,469, adjusted for common stock issued for services of $6,620,499, preferred stock issued for compensation, valued at $60,000, and accounts payable and accrued liabilities in the amount of $85,036.

Cash flow provided from financing activities was $135,755 for the three months ended March 31, 2006. Proceeds received during this period were $54,955 derived from proceeds from the sale of common stock, net of costs, $29,200 from other advances, and $51,600 derived from proceeds from officers and related party advances, net of repayments. All proceeds were used for working capital.

The effect of inflation on our revenue and operating results was not significant. Our operations are in the southeastern United States and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

Our independent certified public accountants have stated in their report included in our December 31, 2005 Form 10-KSB, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of March 31, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the SECURITIES AND EXCHANGE ACT, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the SECURITIES EXCHANGE ACT OF 1934.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

NONE

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2006, the Company issued an aggregate of 1,530,000 shares of common stock to consultants in exchange for service fees of $6,226,000. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In March 2006, the Company issued an aggregate of 181,500 shares of common stock to consultants in exchange for service fees of $394,499 and settlement of accrued liabilities of $180,000. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 25,000 shares of common stock to investors in exchange for $24,955 of proceeds, net of costs and fees. The Company also issued an aggregate of 65,000 shares of common stock in exchange for $54,978 of common stock subscribed during the year ended December 31, 2005. The Company received proceeds of $30,000 in connection with common stock subscribed in October 2005.

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

Dated: November 30, 2007
                                        SMART SMS CORP.

                                        /s/ STEAPHAN WEIR
                                        ----------------------------------------
                                        Name: STEAPHAN WEIR
                                        Title: Chief Executive Officer, Chief
                                           Financial Officer and Director