Form 10QSB
period 2006-06-30
Smart SMS Corp
filed 2007-12-03
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2006

or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

As of September 20, 2007, the Registrant had 35,739,885 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                           SMART SMS CORP.
                                    (FORMERLY AMERICAN IDC CORP.)


                               Quarterly Report on Form 10-QSB for the
                                Quarterly Period Ending June 30, 2006


                                          Table of Contents


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)                                                  1

                  Condensed Consolidated Balance Sheets:
                  June 30, 2006 and December 31, 2005                                               1

                  Condensed Consolidated Statements of Losses:
                  Three and Six Months ended June 30, 2006 and 2005
                  For the Period June 3, 1997 (Date of Inception) through June 30, 2006             2

                  Condensed Consolidated Statements of Deficiency in
                  Stockholders' Equity For the period June 3, 1997 (Date of
                  Inception) through June 30, 2006 3-10

                  Condensed Consolidated Statements of Cash Flows:
                  Six Months ended June 30, 2006 and 2005
                  For the Period June 3, 1997 (Date of Inception) through June 30, 2006            11

                  Notes to Unaudited Condensed Consolidated Financial Information:
                  June 30, 2006                                                                    12

         Item 2.  Managements Discussion and Analysis or Plan of Operation                         30

         Item 3. Controls and Procedures                                                           34

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                34

         Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds                       34

         Item 3.  Defaults Upon Senior Securities                                                  34

         Item 4.  Submission of Matters to a Vote of Security Holders                              34

         Item 5.  Other Information                                                                34

         Item 6.  Exhibits                                                                         35





PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)


                                                SMART SMS CORP.
                                         (FORMERLY AMERICAN IDC CORP.)
                                          A DEVELOPMENT STAGE COMPANY
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 (Unaudited)
                                                                                   June 30,        December 31,
                                                                                     2006              2005
                                                                                 ------------      ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                        $        780      $         --
                                                                                 ------------      ------------

Total Assets                                                                     $        780      $         --
                                                                                 ============      ============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash disbursed in excess of available funds                                      $         --      $        192
Accounts payable and accrued liabilities                                              204,297           308,870
Convertible debenture (Note C)                                                         10,000            10,000
Other advances                                                                         67,670            36,800
Advances from related party (Note B)                                                   46,490             5,490
                                                                                 ------------      ------------
Total Current Liabilities                                                             328,457           361,352

COMMITMENTS AND CONTINGENCIES (Note F)                                                     --                --

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; authorized 25,000,000 shares:
(Note D)

Preferred stock, Series A; par value $0.001 per share; authorized 10,000,000 shares; 730,000 and 320,000 issued and outstanding as of June 30, 2006 and
December 31, 2005, respectively (Liquidation preference of $1,460,000 and
$640,000 as of June 30, 2006 and
December 31, 2005, respectively) (Note H)                                                 730               320

Common stock, $0.001 par value; authorized 75,000,000 shares; 5,070,604 and 2,933,714 shares issued and outstanding as of June 30, 2006 and
December 31, 2005, respectively. (Note H)                                               5,071             2,934

Additional paid in capital                                                         19,360,463        11,364,697
Common stock subscriptions (Note D)                                                    67,752            37,078
Deferred compensation (Note D)                                                       (426,077)         (557,315)
Accumulated deficit during development stage                                      (19,335,616)      (11,209,066)
                                                                                 ------------      ------------
(Deficiency in) stockholders' equity                                                 (327,677)         (361,352)

Total liabilities and (deficiency in) stockholders' equity                       $        780      $         --
                                                                                 ============      ============


See accompanying notes to the unaudited condensed consolidated financial statements




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                                             CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                             (UNAUDITED)


                                                                                                                         For the
                                                                                                                       period from
                                                                                                                      June 3, 1997
                                                                                                                        (date of
                                                                                                                        inception)
                                                        Three months ended June 30,      Six months ended June 30,       through
                                                           2006            2005            2006            2005       June 30, 2006
                                                       ------------    ------------    ------------    ------------    ------------
Operating expenses:
Selling, general and administrative                    $  1,012,931         865,535    $  8,126,250    $  1,784,083    $ 18,835,316
Impairment loss                                                  --              --              --              --         523,000
                                                       ------------    ------------    ------------    ------------    ------------
  Total operating expenses                                1,012,931         865,535       8,126,250       1,784,083      19,358,316

Loss from operations                                     (1,012,931)       (865,535)     (8,126,250)     (1,784,083)    (19,358,316)

Other income, net                                                --              --              --              --          33,000
Interest (expense), net                                        (150)             --            (300)        (10,000)        (10,300)
                                                       ------------    ------------    ------------    ------------    ------------

Net income before provision for income taxes             (1,013,081)       (865,535)     (8,126,550)     (1,794,083)    (19,335,616)

Provision for income taxes                                       --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                                               $ (1,013,081)   $   (865,535)   $ (8,126,550)   $ (1,794,083)   $(19,335,616)
                                                       ============    ============    ============    ============    ============

Loss per common share (basic and assuming dilution)    $      (0.21)   $      (0.45)   $      (1.84)   $      (1.27)
                                                       ============    ============    ============    ============
Weighted average common shares outstanding (basic
and assuming dilution)                                    4,908,811       1,931,531       4,414,020       1,409,515
                                                       ============    ============    ============    ============


See accompanying notes to the unaudited condensed consolidated financial statements




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006


                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                       Common                  During
                                                                          Additional   Stock      Deferred     Develop-
                                  Preferred stock        Common stock       Paid in   Subscrip-    Compen-      ment
                                Shares      Amount     Shares     Amount    Capital     tion       sation       Stage       Total
                               ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------   ---------

Balance, December 31, 2001            --  $      --     52,000  $      52  $  86,948  $      --  $      --   $ (59,823)  $  27,177
Common stock issued in
  July 2002 in exchange
  for services rendered
  at $50.00 per share
  (Note D)                            --         --      3,000          3    149,997         --          --          --     150,000
Common stock issued in
  October 2002 in exchange
  for services rendered at
  $85.00 per share (Note D)           --         --      3,000          3    254,997         --          --          --     255,000
Sale of common stock in
  October 2002 at $30.00
  per share, net (Note D)             --         --      1,000          1     29,989         --          --          --      29,990
Common stock issued in
  November 2002 in
  exchange for services
  rendered at $35.00 per
  share (Note D)                      --         --      1,100          1     38,499         --          --          --      38,500
Common stock issued in
  December 2002 in
  exchange for services
  rendered at $43.00 per
  share (Note D)                      --         --      2,400          2    103,198         --          --          --     103,200
Sale of common stock in
  December 2002 at $25.00
  per share (Note D)                  --         --      1,000          1     24,999    (20,000)         --          --       5,000
Issuance of stock options
  in exchange for services
  rendered                            --         --         --         --     51,900         --          --          --      51,900
Net loss                              --         --         --         --         --         --          --    (797,069)   (797,069)
                               ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------   ---------
Balance, December 31, 2002            --  $      --     63,500  $      63  $ 740,527  $ (20,000)         --   $(856,892)  $(136,302)
                               =========  =========  =========  =========  =========  =========   =========   =========   =========


See accompanying notes to the unaudited condensed consolidated financial statements




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006


                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                      Common                  During
                                                                        Additional    Stock      Deferred     Develop-
                               Preferred stock        Common stock       Paid in    Subscrip-     Compen-      ment
                              Shares     Amount     Shares     Amount    Capital       tion       sation       Stage       Total
                            ---------  ---------  ---------  ---------  ----------  ----------   ---------  ----------   ----------

Balance, December 31, 2002         --  $      --     63,500  $      63  $  740,527  $  (20,000)  $      --  $ (856,892)  $ (136,302)
Common stock issued in
  January 2003 in exchange
  for services rendered at
  approximately $30.00 per
  share (Note D)                   --         --      4,950          5     149,658          --          --          --      149,663
Common stock issued in
  March 2003 in exchange
  for services rendered at
  approximately $3.00 per
  share (Note D)                   --         --     13,000         13      38,987          --          --          --       39,000
Common stock issued in
  March 2003 in exchange
  for startup costs at
  $3.00 per share (Note D)         --         --     20,000         20      59,980          --          --          --       60,000
Common stock issued in May
  2003 in exchange for
  services rendered at
  approximately $3.00 per
  share (Note D)                   --         --     15,100         15      45,285          --          --          --       45,300
Common stock issued in
  June 2003 in exchange
  for services rendered at
  approximately $3.00 per
  share (Note D)                   --         --      4,100          4      12,296          --          --          --       12,300
Common stock issued in
  June 2003 in exchange
  for startup costs at
  $3.00 per share (Note D)         --         --     12,000         12      35,988          --          --          --       36,000
Sale of common stock in
  July 2003 at $5.00 per
  share, net of costs
  (Note D)                         --         --      1,000          1       4,999          --          --          --        5,000
                            ---------  ---------  ---------  ---------  ----------  ----------   ---------  ----------   ----------
 Sub-total                         --  $      --    133,650  $     133  $1,087,720  $  (20,000)  $      --  $ (856,892)  $  210,961
                            =========  =========  =========  =========  ==========  ==========   =========  ==========   ==========


See accompanying notes to the unaudited condensed consolidated financial statements




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006


                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                      Common                During
                                                                         Additional    Stock    Deferred    Develop-
                                    Preferred stock     Common stock      Paid in    Subscrip-   Compen-     ment
                                    Shares   Amount    Shares   Amount    Capital      tion      sation      Stage         Total
                                   -------  --------  -------  --------  ----------  --------   --------  -----------   -----------

Balance forward                         --  $     --  133,650  $    133  $1,087,720  $(20,000)  $000,000  $  (856,892)  $   210,961
Common stock issued in
  July 2003 in exchange
  for services rendered at
  $11.00 per share (Note D)             --        --   67,290        67     762,761        --         --           --       762,828
Common stock issued in
  August 2003 in exchange
  for services rendered at
  $7.00 per share (Note D)              --        --   13,970        14      99,511        --         --           --        99,525
Common stock issued in
  September 2003 in
  exchange for related
  party debt at $5.00 per
  share (Note D)                        --        --    2,300         2      11,498        --         --           --        11,500
Common stock issued in
  September 2003 in
  exchange for services
  rendered at $6.00 per
  share (Note D)                        --        --    3,350         4      17,883        --         --           --        17,887
Common stock issued in
  October 2003 in exchange
  for services rendered at
  $5.00 per share (Note D)              --        --    1,720         2       7,898        --         --           --         7,900
Sale of common stock in
  November 2003 at $6.00
  per share, net of costs
  (Note D)                              --        --    1,000         1       5,999        --         --           --         6,000
Common stock issued in
  December 2003 in
  exchange for services
  rendered at $10.00 per
  share (Note D)                        --        --    2,360         3      23,597        --         --           --        23,600
Common stock subscription               --        --       --        --          --    92,100         --           --        92,100
Issuance of stock options
  in exchange for services
  rendered                              --        --       --        --      21,080        --         --           --        21,080
Net loss                                --        --       --        --          --        --         --   (1,685,647)   (1,685,647)
                                   -------  --------  -------  --------  ----------  --------   --------  -----------   -----------
Balance, December 31, 2003              --  $     --  225,640  $    226  $2,037,947  $ 72,100   $     --  $(2,542,539)  $  (432,266)
                                   =======  ========  =======  ========  ==========  ========   ========  ===========   ===========


See accompanying notes to the unaudited condensed consolidated financial statements




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006


                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                         Common               During
                                                                           Additional    Stock    Deferred    Develop-
                                  Preferred stock      Common stock         Paid in     Subscrip-  Compen-     ment
                                  Shares   Amount    Shares     Amount      Capital       tion     sation      Stage         Total
                                 -------  --------  --------   ---------   -----------   -------  --------  -----------   ---------

Balance, December 31, 2003            --  $     --   225,640   $     226   $ 2,037,947   $72,100  $     --  $(2,542,539)  $(432,266)
Common stock issued in
  February 2004 in
  exchange for services
  rendered at $3.00 per
  share (Note D)                      --        --    82,000          82       253,918        --        --           --     254,000
Common stock issued in
  March 2004 in exchange
  for services rendered
  at $7.00 per share
  (Note D)                            --        --     2,150           2        15,288        --        --           --      15,290
Issuance of stock options
  in exchange for services
  rendered                            --        --        --          --        96,320        --        --           --      96,320
Common stock issued in
  April 2004 in exchange
  for services rendered at
  $5.00 per share (Note D)            --        --    18,450          18        89,282        --        --           --      89,300
Common stock issued in
  April 2004 in exchange
  for related party
  advances at $3.00 per
  share (Note D)                      --        --    13,553          14        40,645        --        --           --      40,659
Common stock issued in
  April 2004 in exchange
  for license fee at $6.00
  per share (Note D)                  --        --    10,000          10        59,990        --        --           --      60,000
Common stock issued in May
  2004 in exchange for
  services rendered at
  approximately $9.00 per
  share (Note D)                      --        --    20,455          20       177,975        --        --           --     177,995
Sale of common stock in
  June 2004 at $6.00 per
  share, net of costs
  (Note D)                            --        --     2,500           3        14,997        --        --           --      15,000
Common stock issued in
  June 2004 in exchange
  for services rendered at
  $8.00 per share (Note D)            --        --     3,916           4        29,496        --        --           --      29,500
Common stock cancelled
  previously issued to
  related party for
  services rendered in
  prior year (Note B)                 --        --    (7,000)         (7)     (174,993)       --        --           --    (175,000)
                                 -------  --------  --------   ---------   -----------   -------  --------  -----------   ---------
Subtotal                              --  $     --   371,664   $     372   $ 2,640,865   $72,100  $     --  $(2,542,539)  $ 170,798
                                 =======  ========  ========   =========   ===========   =======  ========  ===========   =========


See accompanying notes to the unaudited condensed consolidated financial statements




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006


                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                    Common                 During
                                                                      Additional    Stock     Deferred    Develop-
                              Preferred stock       Common stock       Paid in     Subscrip-   Compen-      ment
                             Shares    Amount     Shares    Amount     Capital       tion      sation       Stage          Total
                             ------   --------   -------   --------   ----------   --------   --------   -----------    -----------

Balance forward                  --   $     --   371,664   $372,000   $2,640,865   $ 72,100   $     --   $(2,542,539)   $   170,798
Common stock issued in
  July 2004 in exchange
  for services rendered at
  $8.00 per share (Note D)       --         --    21,342         22      174,683         --         --            --        174,705
Sale of common stock in
  July 2004 at $8.00 per
  share, net of costs
  (Note D)                       --         --     3,300          3       25,747         --         --            --         25,750
Common stock issued in
  August 2004 in exchange
  for services rendered at
  $6.00 per share (Note D)       --         --     9,500         10       59,490         --         --            --         59,500
Common stock issued in
  August 2004 in exchange
  for services rendered
  and advances to related
  party at $5.00 per share
  (Note D)                       --         --    40,000         40      199,960         --         --            --        200,000
Sale of common stock in
  August 2004 at $5.00 per
  share, net of costs
  (Note D)                       --         --     4,000          4       20,596         --         --            --         20,600
Common stock issued in
  September 2004 in
  exchange for services
  rendered at $6.00 per
  share (Note D)                 --         --     7,960          8       49,675         --         --            --         49,683
Sale of common stock in
  September 2004 at $5.00
  per share, net of costs
  (Note D)                       --         --     1,000          1        4,999         --         --            --          5,000
Sale of common stock in
  October 2004 at $5.00
  per share, net of costs
  (Note D)                       --         --    21,000         21      114,979         --         --            --        115,000
Common stock issued in
  October 2004 in exchange
  for services rendered at
  $6.00 per share (Note D)       --         --   103,350        103      575,122         --         --            --        575,225
Common stock issued in
  November 2004 in
  exchange for license
  fees at $5.00 per share
  (Note D)                       --         --    80,000         80      429,920         --         --            --        430,000
Common stock issued in
  November 2004 in
  exchange for services
  rendered at $5.00 per
  share (Note D)                 --         --    56,000         56      489,944         --         --            --        490,000
Sale of common stock in
  December 2004 at $3.00
  per share, net of costs
  (Note D)                       --         --    11,250         11       35,889         --         --            --         35,900
Common stock issued in
  December 2004 in
  exchange for services
  rendered at $6.00 per
  share (Note D)                 --         --    33,150         33      185,467         --         --            --        185,500
Common stock subscription        --         --        --         --           --     39,300         --            --         39,300
Net loss                         --         --        --         --           --         --         --    (3,039,814)    (3,039,814)
                             ------   --------   -------   --------   ----------   --------   --------   -----------    -----------
Balance, December 31, 2004       --   $     --   763,516   $    764   $5,007,336   $111,400   $     --   $(5,582,353)   $  (462,853)
                             ======   ========   =======   ========   ==========   ========   ========   ===========    ===========


See accompanying notes to the unaudited condensed consolidated financial statements sheryl
                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                    Common                  During
                                                                      Additional     Stock     Deferred    Develop-
                              Preferred stock       Common stock       Paid in     Subscrip-   Compen-       ment
                             Shares    Amount    Shares     Amount     Capital       tion       sation       Stage         Total
                            ---------  -------  ---------  ---------  -----------  ---------  ---------  ------------   ------------

Balance, December 31, 2004         --  $    --    763,516  $     764  $ 5,007,336  $ 111,400  $      --  $ (5,582,353)  $  (462,853)
Stock subscriptions settled
  by related party (Note B)        --       --         --         --           --    (60,000)        --            --       (60,000)
Common stock issued in
  January 2005 in exchange
  for accrued service fees
  at $4.40 per share
  (Note D)                         --       --      3,980          4       17,508         --         --            --        17,512
Common stock issued in
  January 2005 in exchange
  for common stock
  subscribed (Note D)              --       --      7,500          7       12,493    (12,500)        --            --            --
Common stock issued in
  February 2005 in exchange
  for services rendered at
  $4.90 per share (Note D)         --       --     11,000         11       53,889         --         --            --        53,900
Common stock issue in
  February 2005 in exchange
  for prepaid services at
  $4.90 per share (Note D)         --       --     20,000         20       97,980         --    (98,000)           --            --
Sale of common stock in
  March 2005 at $1.00 per
  share (Note D)                   --       --     10,000         10        9,990         --         --            --        10,000
Common stock issued in
  March 2005 in exchange
  for cash and stock
  subscription (Note D)            --       --     33,229         33       41,767    (26,800)        --            --        15,000
Sale of common stock in
  March 2005 at $3.00 per
  share (Note D)                   --       --      6,667          7       19,993         --         --            --        20,000
Common stock issued in
  March 2005 in exchange
  for licensing fees at
  $2.10 per share (Note D)         --       --    400,000        400      839,600         --         --            --       840,000
Common stock issued in
  March 2005 in exchange
  for services rendered at
  $2.50 per share (Note D)         --       --     12,000         12       29,988         --         --            --        30,000
Common stock issued in
  March 2005 in exchange
  for service rendered at
  approximately $2.32 per
  share (Note D)                   --       --     11,000         11       25,489         --         --            --        25,500
Common stock issued in
  March 2005 to related
  party in exchange for
  services rendered, note
  payable, and previously
  incurred debt at $2.50
  per share (Note D)               --       --    462,750        463    1,156,412         --         --            --     1,156,875

Options issued for services
  rendered                         --       --         --         --          805         --         --            --           805
                            ---------  -------  ---------  ---------  -----------  ---------  ---------  ------------   ------------

Subtotal                           --  $    --  1,741,642  $   1,742  $ 7,313,250  $  12,100  $ (98,000) $ (5,582,353)  $ 1,646,739
                            =========  =======  =========  =========  ===========  =========  =========  ============   ===========


See accompanying notes to the unaudited condensed consolidated financial statements




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006


                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                   Common                  During
                                                                      Additional   Stock     Deferred      Develop-
                                Preferred stock       Common stock     Paid in    Subscrip-   Compen-       ment
                               Shares    Amount     Shares    Amount   Capital      tion      sation        Stage          Total
                               -------  --------  ---------  ------  -----------  --------   ---------   ------------   -----------

Balance forward                     --  $     --  1,741,642  $1,742  $ 7,313,250  $ 12,100   $ (98,000)  $ (5,582,353)  $ 1,646,739
Common stock issued in
  April 2005 in exchange
  for services rendered at
  $1.50 per share (Note D)          --        --    170,000     170      254,830        --          --             --       255,000
Common stock issued in
  April 2005 in exchange
  for accrued service fees
  at $1.50 per share
  (Note D)                          --        --     70,000      70      104,930        --          --             --       105,000
Common stock issued in
  August 2005 in exchange
  for services rendered at
  $3.90 per share (Note D)          --        --    231,330     231      901,956        --          --             --       902,187
Sale of common stock in
  August 2005 at $1.55 per
  share (Note D)                    --        --      9,000       9       13,991        --          --             --        14,000
Sale of common stock in
  October 2005 at $1.21
  per share (Note D)                --        --     53,000      53       94,047   (30,000)         --             --        64,100
Common stock issued in
  October 2005 in exchange
  for services rendered at
  $1.60 per share (Note D)          --        --    107,833     108      172,425        --          --             --       172,533
Common stock issued in
  October 2005 in exchange
  for service fees at
  $1.60 per share (Note D)          --        --     54,000      54       86,346        --      (8,000)            --        78,400
Sale of common stock in
  November 2005 at $1.00
  per share (Note D)                --        --    132,900     133      132,767        --          --             --       132,900
Sale of common stock in
  November 2005 at $0.67
  per share (Note D)                --        --     30,000      30       19,970        --          --             --        20,000
Common stock issued in
  November 2005 in
  exchange for service
  fees at $4.00 per share
  (Note D)                          --        --    208,009     208      831,831        --    (707,320)            --       124,719
Sale of common stock in
  November 2005 at $0.50
  per share (Note D)                --        --     20,000      20        9,980        --          --             --        10,000
Sale of common stock in
  December 2005 at $1.00
  per share (Note D)                --        --     30,000      30       29,970        --          --             --        30,000
Common stock issued in
  December 2005 in
  exchange for service
  fees at $4.80 per share
  (Note D)                          --        --     76,000      76      364,724        --          --             --       364,800
Issuance of series A
  preferred stock in
  exchange for services
  rendered at $3.20 per
  share (Note D)               320,000       320         --      --    1,023,680        --          --             --     1,024,000
Common stock subscription           --        --         --      --           --    54,978          --             --        54,978
Beneficial conversion
  feature of convertible
  debenture (Note C)                --        --         --      --       10,000        --          --             --        10,000
Amortization of deferred
  compensation                      --        --         --      --           --        --     256,005             --       256,005
Net loss                            --        --         --      --           --        --          --     (5,626,713)   (5,626,713)
                               -------  --------  ---------  ------  -----------  --------   ---------   ------------   -----------
Balance, December 31, 2005     320,000  $    320  2,933,714  $2,934  $11,364,697  $ 37,078   $(557,315)  $(11,209,066)  $  (361,352)
                               =======  ========  =========  ======  ===========  ========   =========   ============   ===========


See accompanying notes to the unaudited condensed consolidated financial statements




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2006


                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                   Common                  During
                                                                      Additional   Stock     Deferred      Develop-
                                Preferred stock      Common stock      Paid in    Subscrip-   Compen-       ment
                                Shares   Amount     Shares   Amount    Capital      tion      sation        Stage          Total
                               -------  --------  ---------  ------  -----------  --------   ---------   ------------   -----------

Balance, December 31, 2005     320,000  $    320  2,933,714  $2,934  $11,364,697  $ 37,078   $(557,315)  $(11,209,066)  $  (361,352)
Common stock issued in
  February 2006 in exchange
  for services rendered at
  $4.00 per share (Note D)          --        --  1,000,000   1,000    3,999,000        --          --             --     4,000,000
Common stock issued in
  February 2006 in exchange
  for services rendered at
  $4.20 per share (Note D)          --        --    530,000     530    2,225,470        --          --             --     2,226,000
Sale of common stock in
  March 2006 at $1.00 per
  share (Note D)                    --        --     25,000      25       24,930        --          --             --        24,955
Collection of common stock
  subscription receivable
  (Note D)                          --        --         --      --           --    30,000          --             --        30,000
Common stock issued in
  exchange for common
  stock subscribed                  --        --     65,000      65       54,913   (54,978)         --             --            --
Common stock issued in
  March 2006 in exchange
  for services rendered at
  $3.00 per share (Note D)          --        --    131,500     131      394,368        --          --             --       394,499
Common stock issued in
  March 2006 in exchange
  for accrued liabilities.
  (Note D)                          --        --     50,000      50      179,950        --          --             --       180,000
Preferred stock issued in
  March 2006 in exchange
  for services rendered at
  $3.00 per share (Note D)      20,000        20         --      --       59,980        --          --             --        60,000
Common stock issued in
  April 2006 in exchange
  for services rendered at
  $1.50 per share (Note D)          --        --     10,390      11       15,575        --          --             --        15,586
Common stock issued in
  April 2006 in exchange
  for license fees at
  $1.50 per share (Note D)          --        --     35,000      35       52,465        --          --             --        52,500
Common stock issued in
  May 2006 in exchange for
  services rendered at
  $1.20 per share (Note D)          --        --    235,000     235      281,765        --          --             --       282,000
Common stock issued in
  May 2006 in exchange for
  license fees at $1.20
  per share (Note D)                --        --     45,000      45       53,955        --          --             --        54,000
Preferred stock issued in
  April 2006 in exchange
  for services rendered at
  $2.90 per share (Note D)      30,068        30         --      --       87,167        --          --             --        87,197
Preferred stock issued in
  May 2006 in exchange for
  services rendered and
  deferred compensation at
  $1.50 per share (Note D)     283,000       283         --      --      424,217        --    (312,500)            --       112,000
Preferred stock issued in
  May  2006 in exchange
  for services rendered at
  $1.90 per share (Note D)      41,750        42         --      --       79,283        --          --             --        79,325
Preferred stock issued in
  June 2006 in exchange
  for services rendered at
  $1.50 per share (Note D)      35,182        35         --      --       52,738        --          --             --        52,773
Sale of common stock in
  June 2006 at $1.00 per
  share (Note D)                    --        --     10,000      10        9,990        --          --             --        10,000
Common stock subscriptions          --        --         --      --           --    55,652          --             --        55,652
Amortization of deferred
  compensation                      --        --         --      --           --        --     443,738             --       443,738
Net loss                            --        --         --      --           --        --          --     (8,126,550)   (8,126,550)
                               -------  --------  ---------  ------  -----------  --------   ---------   ------------   -----------
Balance, June 30, 2006         730,000  $    730  5,070,604  $5,071  $19,360,463  $ 67,752   $(426,077)  $(19,335,616)  $  (327,677)
                               =======  ========  =========  ======  ===========  ========   =========   ============   ===========


See accompanying notes to the unaudited condensed consolidated financial statements




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)


                                                                                                                     For the period
                                                                                                                   from June 3, 1997
                                                                                                                 (date of inception)
                                                                              For the six months ended June 30,         through
                                                                               2006                    2005         June 30, 2006
                                                                            ------------           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $ (8,126,550)          $ (1,794,083)     $(19,335,616)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock issued in exchange for services rendered                          6,918,084                711,591        13,518,664
Common stock issued for license fee                                              106,500                400,000         1,436,500
Amortization of deferred compensation                                            443,738                     --           699,743
Preferred stock issued for compensation                                          391,295                     --         1,157,567
Beneficial conversion feature attributable to convertible debenture                   --                 10,000            10,000
Other income received in the form of restricted securities                            --                     --            33,000
Impairment loss                                                                       --                     --            33,000
Stock options issued in exchange for services rendered                                --                     --           170,105
Common stock issued in exchange for start up costs                                    --                     --            96,000
Write off of services fees previously paid with common stock                          --                     --            75,000
Increase (decrease) in:
Cash in excess of available funds                                                   (192)                    --                --
Accounts payable and accrued liabilities                                          75,428                465,743           783,110
                                                                            ------------           ------------      ------------
Net cash used in operating activities:                                          (191,697)              (206,749)       (1,388,927)

CASH FLOWS FROM INVESTING ACTIVITIES                                                  --                     --                --

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscriptions                       120,607                 78,500           886,225
Proceeds from convertible debenture                                                   --                 10,000            10,000
Proceeds from other advances, net of repayments                                   30,870                 14,800            67,670
Proceeds from advances from related party, net of repayments                      41,000                102,549           425,812
                                                                            ------------           ------------      ------------
Net cash provided by financing activities                                        192,477                205,849         1,389,707

Net increase (decrease) in cash and cash equivalents                                 780                   (900)              780
Cash and cash equivalents-beginning of the period                                     --                    978                --
                                                                            ------------           ------------      ------------

Cash and cash equivalents-end of period                                     $        780           $         78      $        780
                                                                            ============           ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                                    $         --           $         --      $         --
Income taxes paid                                                                     --                     --                --
Common stock issued in exchange for services                                   6,918,084                711,591        13,518,664
Common stock issued in exchange for license fees                                 106,500                400,000         1,436,500
Stock options issued in exchange for services                                         --                     --           170,105
Common stock issued in exchange for prepaid services                                  --                     --            75,000
Common stock issued for start up costs                                                --                     --            96,000
Other income received in form of restricted securities                                --                     --            33,000
Common stock issued in exchange for accrued service fees                         180,000                121,958           578,812
Common stock issued in exchange for related party note                                --                175,000           175,000
Common stock and preferred stock issued in exchange for related party
advances                                                                              --                100,435           379,322
Stock subscription settled by related party                                           --                     --            60,000


See accompanying notes to the unaudited condensed consolidated financial statements

                                                                 11

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

At June 30, 2006, all the subsidiaries were dormant. The consolidated financial statements include the accounts of the Company and the above mentioned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is engaged in developing text messaging services. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2006, the Company has accumulated losses of $19,335,616.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
-------------------

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2006 and December 31, 2005, the Company has not generated any revenues.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company's pro forma information required under SFAS 123. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.
The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three and six months ended June 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                      Three months ended    Six months ended
                                                                        June 30, 2005         June 30, 2005
                                                                       --------------         -------------

         Net loss                                                      $      865,535         $   1,794,083
         Deduct: stock-based compensation expense, net of tax                      --                    --
                                                                       --------------         -------------

         Pro forma net loss                                            $      865,535             1,794,083
                                                                       ==============         =============


         Net loss per common share -- basic (and fully diluted):
              As reported                                              $        (0.45)                (1.27)
              Deduct: stock-based compensation expense, net of tax                                       --
                                                                       --------------         -------------

              Pro forma                                                $        (0.45)                (1.27)
                                                                       ==============         =============

The Company had no employee stock options issued and outstanding at June 30, 2006. All prior awards of stock options were vested in prior years.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


NOTE B - RELATED PARTY TRANSACTIONS

The Company's officer and principal shareholders have advanced funds to the Company for working capital purposes during the six months ended June 30, 2006 and during the year ended December 31, 2005. No formal repayment terms or arrangements exist.

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

At December 31, 2005, the Company has no liabilities due to its officers, and total amount due to other shareholders was $5,490. During the six months ended June 30, 2006, the Company's chief Executive Officer advanced the Company funds in the amount of $41,000, net of repayments. Total amount due to officer and shareholders was $46,490 at June 30, 2006,

NOTE C - CONVERTIBLE NOTE PAYABLE

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

In March 2006, the Company issued an aggregate of 20,000 shares of Series A preferred stock to consultants in exchange for services rendered. The fair value of the preferred stock at issuance, based on the underlying common stock, was $60,000. Compensation cost of $60,000 was charged to operations during the six months ended June 30, 2006.

In May 2006, the Company issued an aggregate of 354,818 shares of Series A preferred stock to consultants in exchange for services fees and deferred compensations. The fair value of the preferred stock at issuance, based on the underlying common stock, was $591,022. Compensation expenses of $278,522 was charged to operations during the six months ended June 30, 2006, and the remaining $312,500 was accounted for as deferred compensation.

In June 2006, the Company issued an aggregate of 35,182 shares of Series A preferred stock to consultants in exchange for services rendered. The fair value of the preferred stock at issuance, based on the underlying common stock, was $52,773. The issuance of the preferred shares was charged to operations during the six months ended June 30, 2006.

Total number of Series A preferred shares issued and outstanding at June 30, 2006 and December 31, 2005 was 730,000 shares and 320,000 shares, respectively.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock
------------

As of June 30, 2006 and December 31, 2005, the Company has issued and outstanding 5,070,604 shares and 2,933,714 shares of common stock, respectively.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

In March 2006, the Company issued an aggregate of 181,500 shares of common stock to consultants in exchange for service fees of $394,499and settlement of accrued liabilities of $180,000 (Note F). The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 25,000 shares of common stock to investors in exchange for $24,955 of proceeds, net of costs and fees. The Company also issued an aggregate of 65,000 shares of common stock in exchange for $54,978 of common stock subscribed during the year ended December 31, 2005. The Company received proceeds of $30,000 in connection with common stock subscribed in October 2005.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (Continued)
------------------------

In April 2006, the Company issued an aggregate of 45,390 shares of common stock to consultants in exchange for $15,586 of service fees and $52,500 of license fees. The valuation of the common stock issued for services and licensing was based on the value of services rendered and licenses provided and did not differ materially from the fair value of the Company's common stock during the period the services and licenses were rendered.

In May 2006, the Company issued an aggregate of 280,000 shares of common stock to consultants in exchange for $282,000 of service fees and $54,000 of license fees. The valuation of the common stock issued for services and licensing was based on the value of services rendered and licenses provided and did not differ materially from the fair value of the Company's common stock during the period the services and licenses were rendered.

In June 2006, the Company issued an aggregate of 10,000 shares of common stock to investors in exchange for $10,000 of proceeds, net of costs and fees. The Company also received aggregate proceeds of $55,652 in exchange for common stock subscribed. The common shares subscribed were issued subsequent to the date of the financial statements.

During the six months ended June 30, 2006, the Company amortized shares issued in exchange for deferred compensation and charged to operations an aggregate amount of $443,738. Total deferred compensation at June 30, 2006 to be amortized through November 2006 amounted $426,077.

NOTE E - NON-EMPLOYEE STOCK OPTIONS
The Company did not grant stock options to employees as of June 30, 2006. The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants, after giving effect to 1:100 reverse split in common stock subsequent to the date of the financial statements (Note D and H). These options were granted in lieu of cash compensation for services performed to consultants.

                                     OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                                     -------------------                                       -------------------
                               NUMBER       WEIGHTED AVERAGE REMAINING    WEIGHED AVERAGE     NUMBER       WEIGHTED AVERAGE
       EXERCISE PRICES      OUTSTANDING       CONTRACTUAL LIFE (YEARS)    EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
       ---------------      -----------       ------------------------    --------------    -----------     --------------
          $   5.00             2,000                    0.80                 $  5.00           2,000            $  5.00
             50.00             1,000                    1.25                 $ 50.00           1,000            $ 50.00
            150.00             1,000                    0.75                 $150.00           1,000            $150.00
                               -----                    ----                 -------           -----            -------
                               4,000                    0.96                 $ 52.50           4,000            $ 52.50
                               =====                    ====                 =======           =====            =======

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE E - NON-EMPLOYEE STOCK OPTIONS (CONTINUED)

Transactions involving options issued to non-employees are summarized as follows:

                                                                   Weighted
                                                                    Average
                                                    Number         Price Per
                                                  of Shares          Share
                                                  ----------      ----------

         Outstanding at January 1, 2004                4,000      $    75.00
                                                  ==========      ==========
            Granted                                    1,750            5.00
            Exercised                                     --              --
            Canceled or expired                       (2,000)         150.00
                                                  ----------      ----------
         Outstanding at December 31, 2004              3,750      $    56.00
                                                  ==========      ==========
            Granted                                    2,000            5.00
            Exercised                                     --              --
            Cancelled                                 (1,750)           5.00
                                                  ----------      ----------
         Outstanding at December 31, 2005              4,000      $    52.50
                                                  ==========      ==========
            Granted                                       --              --
            Exercised                                     --              --
            Cancelled                                     --              --
                                                  ----------      ----------
         Outstanding at June 30, 2006                  4,000      $    52.50
                                                  ==========      ==========

There were no compensation costs charged to operations in connection with granting options to consultants during the six months ended June 30, 2006 and 2005.

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

Litigation
----------

On or about February 2, 2006, the Company entered into an oral consulting agreement with Mr. David Dadon where Mr. Dadon agreed to provide services to the Company as the new Chairman of the Board of Directors, in exchange for 1,500,000 (post-split) restricted shares of the Company's common stock. On or about February 15, 2006, the Company provided the required consideration to Mr. Dadon by issuing 1,500,000 restricted common shares of the Company. On or about March 1, 2006, the Company retracted the consulting agreement due to non performance. On or about March 15, 2006, the Company demanded Mr. Dadon to return the shares

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)
----------------------

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

NOTE G - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the period June 3, 1997 through June 30, 2006, the Company has incurred a loss of $19,335,616, and the Company's current liabilities exceeded its current assets by $327,677 as of June 30, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

Subsequent to the date of financial statements, the Company issued an aggregate of 2,368,012 shares of common stock to investors in connection with private placements. The Company also issued an aggregate of 28,213,755 shares of common stock to consultants in exchange for services rendered and an aggregate of 87,500 shares of common stock for expenses and licensing on behalf of the Company.


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

Because we remain essentially a start-up development company with limited capital resources, it may be necessary for our officers and shareholders to either advance funds to us, or to accrue expenses until such time as an additional financing can be made. Our Chief Executive Officer and principal shareholders have advanced funds to us for working capital purposes during the period ended June 30, 2006 and the year ended December 31, 2005, respectively. No formal repayment terms or arrangements exist. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until our product development and marketing reaches a point when additional financing will be possible. Further, our Chief Executive Officer will defer any cash compensation until such time as we begin to earn revenues from operations. It is clear to us that present funding is not sufficient for the launch of our operations, and that we must interest investors in one or more secondary capital formation programs before we can launch. We do not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to continue operations. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. Management is now engaged in evaluating the feasibility of further limited offerings or private placements, whether to develop a program for investors involving royalties or profit participation in actual product sales, with investments tied to specific products, or whether to attempt to register securities for sale, pursuant to
Section 5 of the SECURITIES ACT OF 1933. It is the conclusion of management that significant additional capital formation is necessary to launch operations successfully. We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis, until we begin to earn revenues from operations. Outside advisors or consultants will be used only if they can be obtained for a minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner as we continue to develop our business plan during the next twelve months. We are developing the software for launch of Smart SMS. Expenses of this development are expected to be $1,000,000 in the next twelve months. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues- We had no revenue for the three and six months ended June 30, 2006 and 2005. We are in the process of developing its online services as discussed above.

Costs and Expenses- General costs and expenses increased from $865,535 for the three months ended June 30, 2005 to $1,012,931 for the same period ended June 30, 2006, and $1,784,083 for the six months ended June 30, 2005 to $ 8,126,250 for the same period ended June 30, 2005. This change is due to increased activities as a result of our entering into the text messaging business by way of a license agreement.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had a working capital deficit of $327,677 compared to a working capital deficit of $361,352 at December 31, 2004, an decrease in deficit of $33,675. This change is primarily due to an increase in accrued liabilities of selling, general and administrative expenses in 2006 and advances, offset by repayment of notes payable with the Company's common stock during 2006.

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

We generated a cash flow deficit from operations of $191,697 for the six months ended June 30, 2006. Cash flow deficits from operating activities for the six months ended June 30, 2005 is primarily attributable to our net loss from operations of $8,126,550, adjusted for common stock issued for services of $ 6,918,084, preferred stock issued for compensation, valued at $391,295, and a decrease in accounts payable and accrued liabilities in the amount of $75,428.

Cash flow provided from financing activities was $192,477 for the six months ended June 30, 2006. Proceeds received during this period derived from $120,607 from the sale of common stock, net of costs, $30,870 (net of repayments) from other advances, and
$41,000 (net of repayments) from related parties such as shareholders or our officers. All proceeds were used for working capital.

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

ITEM 3. CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of June 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the SECURITIES AND EXCHANGE ACT, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the SECURITIES EXCHANGE ACT OF 1934.

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


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

NONE

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2006, the Company issued an aggregate of 45,390 shares of common stock to consultants in exchange for $15,586 of service fees and $52,500 of license fees. The valuation of the common stock issued for services and licensing was based on the value of services rendered and licenses provided and did not differ materially from the fair value of the Company's common stock during the period the services and licenses were rendered.

In May 2006, the Company issued an aggregate of 280,000 shares of common stock to consultants in exchange for $282,000 of service fees and $54,000 of license fees. The valuation of the common stock issued for services and licensing was based on the value of services rendered and licenses provided and did not differ materially from the fair value of the Company's common stock during the period the services and licenses were rendered.

In June 2006, the Company issued an aggregate of 10,000 shares of common stock to investors in exchange for $10,000 of proceeds, net of costs and fees. The Company also received aggregate proceeds of $55,652 in exchange for common stock subscribed. The common shares subscribed were issued subsequent to the date of the financial statements.

During the six months ended June 30, 2006, the Company amortized shares issued in exchange for deferred compensation and charged to operations an aggregate amount of $443,738. Total deferred compensation at June 30, 2006 to be amortized through November 2006 amounted $426,077.

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