Form 10QSB
period 2006-09-30
Smart SMS Corp
filed 2007-12-03
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2006

or

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

                              SMART SMS CORP. (Formerly AMERICAN IDC CORP.)
                                      (A Development Stage Company)
                                 Quarterly Report on Form 10-QSB for the
                                Quarterly Period Ending September 30, 2006


                                            Table of Contents

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets:
                   September 30, 2006 and December 31, 2005                                            1

                   Condensed Consolidated Statements of Losses:
                   Three and Nine Months ended September 30, 2006 and 2005
                   For the Period June 3, 1997 (Date of Inception) through September 30, 2006          2

                   Condensed Consolidated Statements of Deficiency in
                   Stockholders' Equity For the period June 3, 1997 (Date of
                   Inception) through September 30, 2006 3-6

                   Condensed Consolidated Statements of Cash Flows:
                   Nine Months ended September 30, 2006 and 2005
                   For the Period June 3, 1997 (Date of Inception) through September 30, 2006         12

                   Notes to Unaudited consolidated Condensed Financial Information:
                   September 30, 2006                                                                 13

          Item 2.  Management Discussion and Analysis                                                 26

          Item 3.  Controls and Procedures                                                            30

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                                  30

          Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds                         30

          Item 3.  Defaults Upon Senior Securities                                                    30

          Item 4.  Submission of Matters to a Vote of Security Holders                                30

          Item 5.  Other Information                                                                  30

          Item 6.  Exhibits                                                                           30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)

                                      SMART SMS CORP.
                               (FORMERLY AMERICAN IDC CORP.)
                                A DEVELOPMENT STAGE COMPANY
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              (Unaudited)
                                                             September 30,   December 31,
                                                                 2006            2005
                                                             ------------    ------------
ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                    $         45    $         --
                                                             ------------    ------------

Total Assets                                                 $         45    $         --
                                                             ============    ============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Cash disbursed in excess of available funds                  $         --    $        192

Accounts payable and accrued liabilities                          247,436         308,870

Convertible debenture (Note C)                                     10,000          10,000

Other advances                                                     69,870          36,800

Advances from related party (Note B)                               33,689           5,490
                                                             ------------    ------------
Total Current Liabilities                                         360,995         361,352

COMMITMENTS AND CONTINGENCIES (Note F)

(DEFICIENCY IN) STOCKHOLDERS' EQUITY Preferred stock,
par value $0.001 per share; authorized 25,000,000 shares:
(Note H ) Preferred stock, Series A; par value $0.001 per
share; authorized 10,000,000 shares; 730,000 and 320,000
issued and outstanding as of September 30, 2006 and
December 31, 2005, respectively (Liquidation value of
$1,460,000 and $640,000 as of September 30, 2006 and
December 31, 2005, respectively, (Note D)                             730             320

Common stock, $0.001 par value; authorized
 75,000,000 shares

 7,205,773 and 2,933,714 shares
issued and outstanding as of September 30, 2006
and December 31, 2005, respectively, (Note H)                       7,206           2,934

Additional paid in capital                                     23,032,870      11,364,697

Common stock subscriptions (Note D)                                12,100          37,078

Deferred compensation (Note D)                                   (236,541)       (557,315)

Accumulated deficit during development stage                  (23,177,315)    (11,209,066)
                                                             ------------    ------------

(Deficiency in) stockholders' equity                             (360,950)       (361,352)

Total liabilities and (deficiency in) stockholders' equity   $         45    $         --
                                                             ============    ============


    See accompanying notes to the unaudited condensed consolidated financial statements



                                                  SMART SMS CORP.
                                           (FORMERLY AMERICAN IDC CORP.)
                                            A DEVELOPMENT STAGE COMPANY
                                     CONDENSED CONSOLDATED STATEMENTS OF LOSSES
                                                    (UNAUDITED)


                                                                                                      For the period
                                                                                                       from June 3,
                                          Three months ended               Nine months ended          1997 (date of
                                             September 30,                   September 30,          inception) through
                                          2006            2005            2006            2005      September 30, 2006
                                      ------------    ------------    ------------    ------------  ------------------
Operating expenses:

Selling, general and administrative   $  3,841,549         996,453    $ 11,967,799    $  2,780,536    $ 22,676,865

Impairment loss                                 --              --              --              --         523,000
                                      ------------    ------------    ------------    ------------    ------------

  Total operating expenses               3,841,549         996,453      11,967,799       2,780,536      23,199,865


Loss from operations                    (3,841,549)       (996,453)    (11,967,799)     (2,780,536)    (23,199,865)


Other income, net                               --              --              --              --          33,000

Interest (expense), net                       (150)             --            (450)        (10,000)        (10,450)
                                      ------------    ------------    ------------    ------------    ------------

Net income before provision
  for income taxes                      (3,841,699)       (996,453)    (11,968,249)     (2,790,536)    (23,177,315)


Provision for income taxes                      --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------

NET LOSS                              $ (3,841,699)   $   (996,453)   $(11,968,249)   $ (2,790,536)   $(23,177,315)
                                      ============    ============    ============    ============    ============
Loss per common share (basic
  and assuming dilution)              $      (0.73)   $      (0.47)   $      (2.55)   $      (1.70)
                                      ============    ============    ============    ============
Weighted average common shares
  outstanding (basic and
  assuming dilution)                     5,235,499       2,104,419       4,690,855       1,646,061
                                      ============    ============    ============    ============


                See accompanying notes to the unaudited condensed consolidated financial statements



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                     Common                During
                                                                        Additional    Stock    Deferred   Develop-
                                 Preferred stock       Common stock       Paid in   Subscrip-   Compen-     ment
                                Shares    Amount     Shares    Amount     Capital     tion      sation      Stage          Total
                               --------  --------   --------  --------  ----------  ---------  --------  ------------  ------------

Balance, December 31, 2001           --  $     --     52,000  $     52  $   86,948  $      --  $     --  $    (59,823) $     27,177
Common stock issued in
  July 2002 in exchange
  for services rendered
  at $50.00 per share
  (Note D)                           --        --      3,000         3     149,997         --        --            --       150,000
Common stock issued in
  October 2002 in exchange
  for services rendered at
  $85.00 per share (Note D)          --        --      3,000         3     254,997         --        --            --       255,000
Sale of common stock in
  October 2002 at $30.00
  per share, net (Note D)            --        --      1,000         1      29,989         --        --            --        29,990
Common stock issued in
  November 2002 in
  exchange for services
  rendered at $35.00 per
  share (Note D)                     --        --      1,100         1      38,499         --        --            --        38,500
Common stock issued in
  December 2002 in
  exchange for services
  rendered at $43.00 per
  share (Note D)                     --        --      2,400         2     103,198         --        --            --       103,200
Sale of common stock in
  December 2002 at $25.00
  per share (Note D)                 --        --      1,000         1      24,999    (20,000)       --            --         5,000
Issuance of stock options
  in exchange for services
  rendered                           --        --         --        --      51,900         --        --            --        51,900
Net loss                             --        --         --        --          --         --        --      (797,069)     (797,069)
                               --------  --------   --------  --------  ----------  ---------  --------  ------------  ------------
Balance, December 31, 2002           --  $     --     63,500  $     63  $  740,527  $ (20,000) $     --  $   (856,892) $   (136,302)
                               ========  ========   ========  ========  ==========  =========  ========  ============  ============


                         See accompanying notes to the unaudited condensed consolidated financial statements

Pages from June 3, 1997 to December 31,2001 is missing.


                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                     Common                During
                                                                        Additional    Stock    Deferred   Develop-
                                 Preferred stock       Common stock       Paid in   Subscrip-   Compen-     ment
                                Shares    Amount     Shares    Amount     Capital     tion      sation      Stage          Total
                               --------  --------   --------  --------  ----------  ---------  --------  ------------  ------------

Balance, December 31, 2002           --  $     --     63,500  $     63  $  740,527  $ (20,000) $     --  $   (856,892) $   (136,302)
Common stock issued in
  January 2003 in exchange
  for services rendered at
  approximately $30.00 per
  share (Note D)                     --        --      4,950         5     149,658         --        --            --       149,663
Common stock issued in
  March 2003 in exchange
  for services rendered at
  approximately $3.00 per
  share (Note D)                     --        --     13,000        13      38,987         --        --            --        39,000
Common stock issued in
  March 2003 in exchange
  for startup costs at
  $3.00 per share (Note D)           --        --     20,000        20      59,980         --        --            --        60,000
Common stock issued in May
  2003 in exchange for
  services rendered at
  approximately $3.00 per
  share (Note D)                     --        --     15,100        15      45,285         --        --            --        45,300
Common stock issued in
  June 2003 in exchange
  for services rendered at
  approximately $3.00 per
  share (Note D)                     --        --      4,100         4      12,296         --        --            --        12,300
Common stock issued in
  June 2003 in exchange
  for startup costs at
  $3.00 per share (Note D)           --        --     12,000        12      35,988         --        --            --        36,000
Sale of common stock in
  July 2003 at $5.00 per
  share, net of costs
  (Note D)                           --        --      1,000         1       4,999         --        --            --         5,000
                               --------  --------   --------  --------  ----------  ---------  --------  ------------  ------------
Sub-total                            --  $     --    133,650  $    133  $1,087,720  $ (20,000) $     --  $   (856,892) $    210,961
                               ========  ========   ========  ========  ==========  =========  ========  ============  ============


                         See accompanying notes to the unaudited condensed consolidated financial statements



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                     Common                During
                                                                        Additional    Stock    Deferred   Develop-
                                 Preferred stock       Common stock       Paid in   Subscrip-   Compen-     ment
                                Shares    Amount     Shares    Amount     Capital     tion      sation      Stage          Total
                               --------  --------   --------  --------  ----------  ---------  --------  ------------  ------------

Balance forward                      --  $     --    133,650  $    133  $1,087,720  $ (20,000) $     --  $   (856,892) $    210,961
Common stock issued in
  July 2003 in exchange
  for services rendered at
  $11.00 per share (Note D)          --        --     67,290        67     762,761         --        --            --       762,828
Common stock issued in
  August 2003 in exchange
  for services rendered at
  $7.00 per share (Note D)           --        --     13,970        14      99,511         --        --            --        99,525
Common stock issued in
  September 2003 in
  exchange for related
  party debt at $5.00 per
  share (Note D)                     --        --      2,300         2      11,498         --        --            --        11,500
Common stock issued in
  September 2003 in
  exchange for services
  rendered at $6.00 per
  share (Note D)                     --        --      3,350         4      17,883         --        --            --        17,887
Common stock issued in
  October 2003 in exchange
  for services rendered at
  $5.00 per share (Note D)           --        --      1,720         2       7,898         --        --            --         7,900
Sale of common stock in
  November 2003 at $6.00
  per share, net of costs
  (Note D)                           --        --      1,000         1       5,999         --        --            --         6,000
Common stock issued in
  December 2003 in
  exchange for services
  rendered at $10.00 per
  share (Note D)                     --        --      2,360         3      23,597         --        --            --        23,600
Common stock subscription            --        --         --        --          --     92,100        --            --        92,100
Issuance of stock options
  in exchange for services
  rendered                           --        --         --        --      21,080         --        --            --        21,080
Net loss                             --        --         --        --          --         --        --    (1,685,647)   (1,685,647)
                               --------  --------   --------  --------  ----------  ---------  --------  ------------  ------------
Balance, December 31, 2003           --  $     --    225,640  $    226  $2,037,947  $  72,100  $     --  $ (2,542,539) $   (432,266)
                               ========  ========   ========  ========  ==========  =========  ========  ============  ============


                         See accompanying notes to the unaudited condensed consolidated financial statements



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                     Common                During
                                                                        Additional    Stock    Deferred   Develop-
                                 Preferred stock       Common stock       Paid in   Subscrip-   Compen-     ment
                                Shares    Amount     Shares    Amount     Capital     tion      sation      Stage          Total
                               --------  --------   --------  --------  ----------  ---------  --------  ------------  ------------

Balance, December 31, 2003           --  $     --    225,640  $    226  $2,037,947  $  72,100  $     --  $ (2,542,539) $   (432,266)
Common stock issued in
  February 2004 in
  exchange for services
  rendered at $3.00 per
  share (Note D)                000,000        --     82,000        82     253,918         --        --            --       254,000
Common stock issued in
  March 2004 in exchange
  for services rendered
  at $7.00 per share
  (Note D)                           --        --      2,150         2      15,288         --        --            --        15,290
Issuance of stock options
  in exchange for services
  rendered                           --        --         --        --      96,320         --        --            --        96,320
Common stock issued in
  April 2004 in exchange
  for services rendered at
  $5.00 per share (Note D)           --        --     18,450        18      89,282         --        --            --        89,300
Common stock issued in
  April 2004 in exchange
  for related party
  advances at $3.00 per
  share (Note D)                     --        --     13,553        14      40,645         --        --            --        40,659
Common stock issued in
  April 2004 in exchange
  for license fee at $6.00
  per share (Note D)                 --        --     10,000        10      59,990         --        --            --        60,000
Common stock issued in May
  2004 in exchange for
  services rendered at
  approximately $9.00 per
  share (Note D)                     --        --     20,455        20     177,975         --        --            --       177,995
Sale of common stock in
  June 2004 at $6.00 per
  share, net of costs
  (Note D)                           --        --      2,500         3      14,997         --        --            --        15,000
Common stock issued in
  June 2004 in exchange
  for services rendered at
  $8.00 per share (Note D)           --        --      3,916         4      29,496         --        --            --        29,500
Common stock cancelled
  previously issued to
  related party for
  services rendered in
  prior year (Note B)                --        --     (7,000)       (7)   (174,993)        --        --            --      (175,000)
                               --------  --------   --------  --------  ----------  ---------  --------  ------------  ------------
Subtotal                             --  $     --    371,664  $    372  $2,640,865  $  72,100  $     --  $ (2,542,539) $    170,798
                               ========  ========   ========  ========  ==========  =========  ========  ============  ============


                         See accompanying notes to the unaudited condensed consolidated financial statements



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                     Common                During
                                                                        Additional    Stock    Deferred   Develop-
                                 Preferred stock       Common stock       Paid in   Subscrip-   Compen-     ment
                                Shares    Amount     Shares    Amount     Capital     tion      sation      Stage          Total
                               --------  --------   --------  --------  ----------  ---------  --------  ------------  ------------

Balance forward                      --   $     --   371,664  $372,000  $2,640,865  $  72,100  $     --  $ (2,542,539) $    170,798
Common stock issued in
  July 2004 in exchange
  for services rendered at
  $8.00 per share (Note D)           --         --    21,342        22     174,683         --        --            --       174,705
Sale of common stock in
  July 2004 at $8.00 per
  share, net of costs
  (Note D)                           --         --     3,300         3      25,747         --        --            --        25,750
Common stock issued in
  August 2004 in exchange
  for services rendered at
  $6.00 per share (Note D)           --         --     9,500        10      59,490         --        --            --        59,500
Common stock issued in
  August 2004 in exchange
  for services rendered
  and advances to related
  party at $5.00 per share
  (Note D)                           --         --    40,000        40     199,960         --        --            --       200,000
Sale of common stock in
  August 2004 at $5.00 per
  share, net of costs
  (Note D)                           --         --     4,000         4      20,596         --        --            --        20,600
Common stock issued in
  September 2004 in
  exchange for services
  rendered at $6.00 per
  share (Note D)                     --         --     7,960         8      49,675         --        --            --        49,683
Sale of common stock in
  September 2004 at $5.00
  per share, net of costs
  (Note D)                           --         --     1,000         1       4,999         --        --            --         5,000
Sale of common stock in
  October 2004 at $5.00
  per share, net of costs
  (Note D)                           --         --    21,000        21     114,979         --        --            --       115,000
Common stock issued in
  October 2004 in exchange
  for services rendered at
  $6.00 per share (Note D)           --         --   103,350       103     575,122         --        --            --       575,225
Common stock issued in
  November 2004 in
  exchange for license
  fees at $5.00 per share
  (Note D)                           --         --    80,000        80     429,920         --        --            --       430,000
Common stock issued in
  November 2004 in
  exchange for services
  rendered at $5.00 per
  share (Note D)                     --        --     56,000        56     489,944         --        --            --       490,000
Sale of common stock in
  December 2004 at $3.00
  per share, net of costs
  (Note D)                           --        --     11,250        11      35,889         --        --            --        35,900
Common stock issued in
  December 2004 in
  exchange for services
  rendered at $6.00 per
  share (Note D)                     --        --     33,150        33     185,467         --        --            --       185,500
Common stock subscription            --        --         --        --          --     39,300        --            --        39,300
Net loss                             --        --         --        --          --         --        --    (3,039,814)   (3,039,814)
                               --------  --------   --------  --------  ----------  ---------  --------  ------------  ------------
Balance, December 31, 2004           --  $     --    763,516  $    764  $5,007,336  $ 111,400  $     --  $ (5,582,353) $   (462,853)
                               ========  ========   ========  ========  ==========  =========  ========  ============  ============


                        See accompanying notes to the unaudited condensed consolidated financial statements




                                                         SMART SMS CORP.
                                                  (FORMERLY AMERICAN IDC CORP.)
                                                   A DEVELOPMENT STAGE COMPANY
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                     Common                During
                                                                        Additional    Stock    Deferred   Develop-
                                 Preferred stock       Common stock       Paid in   Subscrip-   Compen-     ment
                                Shares    Amount     Shares    Amount     Capital     tion      sation      Stage          Total
                               --------  --------   --------  --------  ----------  ---------  --------  ------------  ------------

Balance, December 31, 2004           --  $     --    763,516  $    764  $5,007,336  $ 111,400  $     --  $ (5,582,353) $   (462,853)
Stock subscriptions settled
  by related party (Note B)          --        --         --        --          --    (60,000)       --            --       (60,000)
Common stock issued in
  January 2005 in exchange
  for accrued service fees
  at $4.40 per share
  (Note D)                           --        --      3,980         4      17,508         --        --            --        17,512
Common stock issued in
  January 2005 in exchange
  for common stock
  subscribed (Note D)                --        --      7,500         7      12,493    (12,500)       --            --            --
Common stock issued in
  February 2005 in exchange
  for services rendered at
  $4.90 per share (Note D)           --        --     11,000        11      53,889         --        --            --        53,900
Common stock issue in
  February 2005 in exchange
  for prepaid services at
  $4.90 per share (Note D)           --        --     20,000        20      97,980         --   (98,000)           --            --
Sale of common stock in
  March 2005 at $1.00 per
  share (Note D)                     --        --     10,000        10       9,990         --        --            --        10,000
Common stock issued in
  March 2005 in exchange
  for cash and stock
  subscription (Note D)              --        --     33,229        33      41,767    (26,800)       --            --        15,000
Sale of common stock in
  March 2005 at $3.00 per
  share (Note D)                     --        --      6,667         7      19,993         --        --            --        20,000
Common stock issued in
  March 2005 in exchange
  for licensing fees at
  $2.10 per share (Note D)           --        --    400,000       400     839,600         --        --            --       840,000
Common stock issued in
  March 2005 in exchange
  for services rendered at
  $2.50 per share (Note D)           --        --     12,000        12      29,988         --        --            --        30,000
Common stock issued in
  March 2005 in exchange
  for service rendered at
  approximately $2.32 per
  share (Note D)                     --        --     11,000        11      25,489         --        --            --        25,500
Common stock issued in
  March 2005 to related
  party in exchange for
  services rendered, note
  payable, and previously
  incurred debt at $2.50
  per share (Note D)                 --        --    462,750       463   1,156,412         --        --            --     1,156,875
Options issued for services
  rendered                           --        --         --        --         805         --        --            --           805
                               --------  --------  ---------  --------  ----------  ---------  --------  ------------  ------------
Subtotal                             --  $     --  1,741,642  $  1,742  $7,313,250  $  12,100  $(98,000) $ (5,582,353) $  1,646,739
                               ========  ========  =========  ========  ==========  =========  ========  ============  ============


                        See accompanying notes to the unaudited condensed consolidated financial statements



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                     Common                During
                                                                        Additional    Stock    Deferred   Develop-
                                 Preferred stock       Common stock       Paid in   Subscrip-   Compen-     ment
                                Shares    Amount     Shares    Amount     Capital     tion      sation      Stage          Total
                               --------  --------  ---------  --------  -----------  --------  ---------  ------------  -----------

Balance forward                      --  $     --  1,741,642  $  1,742  $ 7,313,250  $ 12,100  $ (98,000) $ (5,582,353) $ 1,646,739
Common stock issued in
  April 2005 in exchange
  for services rendered at
  $1.50 per share (Note D)           --        --    170,000       170      254,830        --         --            --      255,000
Common stock issued in
  April 2005 in exchange
  for accrued service fees
  at $1.50 per share
  (Note D)                           --        --     70,000        70      104,930        --         --            --      105,000
Common stock issued in
  August 2005 in exchange
  for services rendered at
  $3.90 per share (Note D)           --        --    231,330       231      901,956        --         --            --      902,187
Sale of common stock in
  August 2005 at $1.55 per
  share (Note D)                     --        --      9,000         9       13,991        --         --            --       14,000
Sale of common stock in
  October 2005 at $1.21 per
  share (Note D)                     --        --     53,000        53       94,047   (30,000)        --            --       64,100
Common stock issued in
  October 2005 in exchange
  for services rendered at
  $1.60 per share (Note D)           --        --    107,833       108      172,425        --         --            --      172,533
Common stock issued in
  October 2005 in exchange
  for service fees at $1.60
  per share (Note D)                 --        --     54,000        54       86,346        --     (8,000)           --       78,400
Sale of common stock in
  November 2005 at $1.00
  per share (Note D)                 --        --    132,900       133      132,767        --         --            --      132,900
Sale of common stock in
  November 2005 at $0.67
  per share (Note D)                 --        --     30,000        30       19,970        --         --            --       20,000
Common stock issued in
  November 2005 in exchange
  for service fees at $4.00
  per share (Note D)                 --        --    208,009       208      831,831        --   (707,320)           --      124,719
Sale of common stock in
  November 2005 at $0.50
  per share (Note D)                 --        --     20,000        20        9,980        --         --            --       10,000
Sale of common stock in
  December 2005 at $1.00
  per share (Note D)                 --        --     30,000        30       29,970        --         --            --       30,000
Common stock issued in
  December 2005 in exchange
  for service fees at $4.80
  per share (Note D)                 --        --     76,000        76      364,724        --         --            --      364,800
Issuance of series A
  preferred stock in
  exchange for services
  rendered at $3.20 per
  share (Note D)                320,000       320         --        --    1,023,680        --         --            --    1,024,000
Common stock subscription            --        --         --        --           --    54,978         --            --       54,978
Beneficial conversion
  feature of convertible
  debenture (Note C)                 --        --         --        --       10,000        --         --            --       10,000
Amortization of deferred
  compensation                       --        --         --        --           --        --    256,005            --      256,005
Net loss                             --        --         --        --           --        --         --    (5,626,713)  (5,626,713)
                               --------  --------  ---------  --------  -----------  --------  ---------  ------------  -----------
Balance, December 31, 2005      320,000  $    320  2,933,714  $  2,934  $11,364,697  $ 37,078  $(557,315) $(11,209,066) $  (361,352)
                               ========  ========  =========  ========  ===========  ========  =========  ============  ===========


                         See accompanying notes to the unaudited condensed consolidated financial statements



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                     Common                During
                                                                        Additional    Stock    Deferred   Develop-
                                 Preferred stock       Common stock       Paid in   Subscrip-   Compen-     ment
                                Shares    Amount     Shares    Amount     Capital     tion      sation      Stage          Total
                               --------  --------  ---------  --------  ----------- ---------  --------  ------------  ------------

Balance, December 31, 2005      320,000  $    320  2,933,714  $  2,934  $11,364,697 $  37,078 $(557,315) $(11,209,066) $   (361,352)
Common stock issued in
  February 2006 in exchange
  for services rendered at
  $4.00 per share (Note D)           --        --  1,000,000     1,000    3,999,000        --        --            --     4,000,000
Common stock issued in
  February 2006 in exchange
  for services rendered at
  $4.20 per share (Note D)           --        --    530,000       530    2,225,470        --        --            --     2,226,000
Sale of common stock in
  March 2006 at $1.00 per
  share (Note D)                     --        --     25,000        25       24,930        --        --            --        24,955
Collection of common stock
  subscription receivable
  (Note D)                           --        --         --        --           --    30,000        --            --        30,000
Common stock issued in
  exchange for common stock
  subscribed                         --        --     65,000        65       54,913   (54,978)       --            --            --
Common stock issued in
  March 2006 in exchange
  for services rendered at
  $3.00 per share (Note D)           --        --    131,500       131      394,368        --        --            --       394,499
Common stock issued in
  March 2006 in exchange
  for accrued liabilities
  (Note D)                           --        --     50,000        50      179,950        --        --            --       180,000
Preferred stock issued in
  March 2006 in exchange
  for services rendered at
  $3.00 per share (Note D)       20,000        20         --        --       59,980        --        --            --        60,000
Common stock issued in
  April 2006 in exchange
  for services rendered at
  $1.50 per share (Note D)           --        --     10,390        11       15,575        --        --            --        15,586
Common stock issued in
  April 2006 in exchange
  for license fees at $1.50
  per share (Note D)                 --        --     35,000        35       52,465        --        --            --        52,500
Common stock issued in May
  2006 in exchange for
  services rendered at
  $1.20 per share (Note D)           --        --    235,000       235      281,765        --        --            --       282,000
Common stock issued in May
  2006 in exchange for
  license fees at $1.20 per
  share (Note D)                     --        --     45,000        45       53,955        --        --            --        54,000
Preferred stock issued in
  April 2006 in exchange
  for services rendered at
  $2.90 per share (Note D)       30,068        30         --        --       87,167        --        --            --        87,197
Preferred stock issued in
  May  2006 in exchange
  for services rendered and
  deferred compensation at
  $1.50 per share (Note D)      283,000       283         --        --      424,217        --  (312,500)           --       112,000
Preferred stock issued in
  May  2006 in exchange for
  services rendered at
  $1.90 per share (Note D)       41,750        42         --        --       79,283        --        --            --        79,325
Preferred stock issued in
  June 2006 in exchange
  for services rendered at
  $1.50 per share (Note D)       35,182        35         --        --       52,738        --        --            --        52,773
Sale of common stock in
  June 2006 at $1.00 per
  share (Note D)                     --        --     10,000        10        9,990        --        --            --        10,000
Common stock subscriptions           --        --         --        --           --    55,652        --            --        55,652
                               --------  --------  ---------  --------  ----------- ---------  --------  ------------  ------------
Subtotal                        730,000  $    730  5,070,604  $  5,071  $19,360,463 $  67,752 $(869,815) $(11,209,066) $  7,355,135
                               ========  ========  =========  ========  =========== =========  ========  ============  ============


                         See accompanying notes to the unaudited condensed consolidated financial statements



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                     Common                During
                                                                        Additional    Stock    Deferred   Develop-
                                 Preferred stock       Common stock       Paid in   Subscrip-   Compen-     ment
                                Shares    Amount     Shares    Amount     Capital     tion      sation      Stage          Total
                               --------  --------  ---------  --------  -----------  --------  --------  ------------  ------------

Balance forward                 730,000  $    730  5,070,604  $  5,071  $19,360,463  $ 67,752 $(869,815) $(11,209,066) $  7,355,135
Fractional shares issued in
  conjunction with reverse
  split (Note D)                     --        --         14        --           --        --        --            --            --
Common stock issued in
  August 2006 in exchange
  for services rendered at
  $1.15 per share (Note D)           --        --     10,000        10       11,490        --        --            --        11,500
Common stock issued in
  August 2006 for cash and
  common stock subscribed
  (Note D)                           --        --     96,374        96       77,719   (55,652)       --            --        22,163
Common stock issued in
  September 2006 in
  exchange for services
  rendered at $1.85 per
  share (Note D)                     --        --     64,285        64      118,863        --        --            --       118,927
Common stock issued in
  September 2006 in
  exchange for services
  rendered at $1.97 per
  share (Note D)                     --        --  1,240,000     1,240    2,441,560        --        --            --     2,442,800
Sales of common stock in
  September 2006 (Note D)            --        --    214,496       215       78,285        --        --            --        78,500
Common stock issued in
  September 2006 in
  exchange for expenses
  paid at $1.00 per share
  (Note D)                           --        --     10,000        10        9,990        --        --            --        10,000
Common stock issued in
  September 2006 in
  exchange for services
  rendered at $1.87 per
  share (Note D)                     --        --    500,000       500      934,500        --        --            --       935,000
Amortization of deferred
  compensation (Note D)              --        --         --        --           --        --   633,274            --       633,274
Net loss                             --        --         --        --           --        --        --   (11,968,249)  (11,968,249)
                               --------  --------  ---------  --------  -----------  -------- ---------  ------------  ------------
Balance, September 30, 2006     730,000  $   730   7,205,773  $  7,206  $23,032,870  $ 12,100 $(236,541) $(23,177,315) $   (360,950)
                               ========  ========  =========  ========  ===========  ======== =========  ============  ============


                         See accompanying notes to the unaudited condensed consolidated financial statements



                                             SMART SMS CORP.
                                      (FORMERLY AMERICAN IDC CORP.)
                                       A DEVELOPMENT STAGE COMPANY
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                                                        For the period
                                                                                       from June 3, 1997
                                                            For the nine months       (date of inception)
                                                            ended September 30,             through
                                                            2006            2005       September 30, 2006
                                                        ------------    ------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(11,968,249)   $ (2,790,536)  $      (23,177,315)
Adjustments to reconcile net loss to cash used in
  operating activities:
Common stock issued in exchange for services rendered     10,426,311       1,620,156           17,026,891
Common stock issued for license fee                          106,500         400,000            1,436,500
Common stock issued in exchange for expenses                  10,000              --               10,000
Amortization of deferred compensation                        633,274              --              889,279
Preferred stock issued for compensation                      391,295              --            1,157,567
Beneficial conversion feature attributable to
  convertible debenture                                           --          10,000               10,000
Other income received in the form of restricted
  securities                                                      --              --               33,000
Impairment loss                                                   --              --              (33,000)
Stock options issued in exchange for services
  rendered                                                        --              --              170,105
Common stock issued in exchange for start up costs                --              --               96,000
Write off of services fees previously paid with
  common stock                                                    --              --               75,000
Increase (decrease) in:
Cash in excess of available funds                               (192)             --                   --
Accounts payable and accrued liabilities                     118,568         437,765              826,250
                                                        ------------    ------------   ------------------
Net cash used in operating activities:                      (282,493)       (322,615)          (1,479,723)

CASH FLOWS FROM INVESTING ACTIVITIES                              --              --                   --

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
  subscriptions                                              221,269         145,985              986,887
Proceeds from convertible debenture                               --          10,000               10,000
Proceeds from other advances, net of repayments               33,070          14,800               69,870
Proceeds from advances from related party, net of
  repayments                                                  28,199         151,882              413,011
                                                        ------------    ------------   ------------------
Net cash provided by financing activities                    282,538         322,667            1,479,768

Net increase in cash and cash equivalents                         45              52                   45
Cash and cash equivalents-beginning of the period                 --             978                   --
                                                        ------------    ------------   ------------------
Cash and cash equivalents-end of period                 $         45    $      1,030   $               45
                                                        ============    ============   ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                $         --    $         --   $               --
Income taxes paid                                                 --              --                   --
Common stock issued in exchange for services              10,426,311       1,620,156           17,026,891
Common stock issued in exchange for license fees             106,500         400,000            1,436,500
Common stock issued in exchange for expenses                  10,000              --               10,000
Stock options issued in exchange for services                     --              --              170,105
Common stock issued in exchange for prepaid services              --              --               75,000
Common stock issued for start up costs                            --              --               96,000
Other income received in form of restricted
  securities                                                      --              --               33,000
Common stock issued in exchange for accrued service
  fees                                                       180,000         121,958              578,812
Common stock issued in exchange for related party
  note                                                            --         175,000              175,000
Stock subscription settled by related party                       --              --               60,000
Common stock and preferred stock issued in
exchange for related party advances                               --         100,435              379,322


           See accompanying notes to the unaudited condensed consolidated financial statements


                                                    12

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

At September 30, 2006, all the subsidiaries were dormant. The consolidated financial statements include the accounts of the Company and the above mentioned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is engaged in developing text messaging services. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2006, the Company has accumulated losses of $23,177,315.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Revenue Recognition
-------------------

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At September 30, 2006 and December 31, 2005, the Company has not generated any revenues.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)
-------------------------------

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three and nine months ended September 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                     Three months        Nine months
                                                                    ended September    ended September
                                                                       30, 2005            30, 2005
                                                                    ---------------------------------
         Net loss                                                   $   (996,453)       $  (2,790,536)
         Deduct: stock-based compensation expense, net of tax                 --                   --
                                                                    ---------------------------------
         Pro forma net loss                                         $   (996,453)       $  (2,790,536)
                                                                    =================================
         Net loss per common share -- basic (and fully diluted):
              As reported                                           $     (0.47)       $       (1.70)
              Deduct: stock-based compensation expense, net of tax                                 --
                                                                    --------------------------------
              Pro forma                                             $     (0.47)       $       (1.70)
                                                                    ================================

The Company had no employee stock options issued and outstanding at September 30, 2006. All prior awards of stock options were vested in prior years.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

NOTE B - RELATED PARTY TRANSACTIONS

The Company's officer and principal shareholders have advanced funds to the Company for working capital purposes during the nine months ended September 30, 2006 and during the year ended December 31, 2005. No formal repayment terms or arrangements exist.

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

At December 31, 2005, the Company has no liabilities due to its officers, and total amount due to other shareholders was $5,490. During the nine months ended September 30, 2006, the Company's chief Executive Officer advanced the Company funds in the amount of $28,199, net of repayments. Total amount due to officer and shareholders was $33,689 at September 30, 2006,

NOTE C - CONVERTIBLE NOTE PAYABLE

On March 7, 2005, the Company issued a promissory note to a consultant in exchange for accrued service fees of $10,000. The Company granted the noteholder an option to convert the $10,000 of principal, payable on demand, to 7,500 (Note
D) shares of the Company's unregistered common stock. The Company accounted for the notes payable and stock purchase rights in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14") and Emerging Issues Task Force Issue 98-5, Accounting for Convertible

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE C - CONVERTIBLE NOTE PAYABLE (CONTINUED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Preferred Stock (Continued)
---------------------------

In March 2006, the Company issued an aggregate of 20,000 shares of Series A preferred stock to consultants in exchange for services rendered. The fair value of the preferred stock at issuance, based on the underlying common stock, was $60,000. Compensation cost of $60,000 was charged to operations during the nine months ended September 30, 2006.

In May 2006, the Company issued an aggregate of 354,818 shares of Series A preferred stock to consultants in exchange for services fees and deferred compensations. The fair value of the preferred stock at issuance, based on the underlying common stock, was $591,022. Compensation expenses of $278,522 were charged to operations in May 2006, and the remaining $312,500 was accounted for as deferred compensation and amortized through the terms of the service agreement.

In June 2006, the Company issued an aggregate of 35,182 shares of Series A preferred stock to consultants in exchange for services rendered. The fair value of the preferred stock at issuance, based on the underlying common stock, was $52,773. The issuance of the preferred shares was charged to operations during the nine months ended September 30, 2006.

Total number of Series A preferred shares issued and outstanding at September 30, 2006 and December 31, 2005 was 730,000 shares and 320,000 shares, respectively.

Common Stock
------------

As of September 30, 2006 and December 31, 2005, the Company has issued and outstanding 7,205,773 shares and 2,933,714 shares of common stock, respectively.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

In August 2006, the Company issued an aggregate of 10,000 shares of common stock to consultants in exchange for services of $11,500. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 96,374 shares of common stock to investors in exchange for $22,163 of proceeds, net of costs and fees, and $55,652 of common stock subscribed in June 2006.

In September 2006, the Company issued an aggregate of 1,804,285 shares of common stock to consultants in exchange for service fees of $3,496,727. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 10,000 shares of common stock in exchange for office expenses of $10,000. The Company issued an aggregate of 214,496 shares of common stock to investors in exchange for $78,500 of proceeds, net of costs and fees.

During the nine months ended September 30, 2006, the Company amortized shares issued in exchange for deferred compensation and charged to operations an aggregate amount of $633,274. Total deferred compensation at September 30, 2006 to be amortized through November 2006 amounted $236,541.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE E - NON-EMPLOYEE STOCK OPTIONS

The Company did not grant stock options to employees as of September 30, 2006. The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants, after giving effect to 1:100 reverse split in common stock subsequent to the date of the financial statements (Note D and H). These options were granted in lieu of cash compensation for services performed to consultants.

                          OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                          -------------------                             -------------------
                                          WEIGHTED AVERAGE        WEIGHED                       WEIGHTED
                          NUMBER       REMAINING CONTRACTUAL      AVERAGE         NUMBER        AVERAGE
   EXERCISE PRICES     OUTSTANDING          LIFE (YEARS)       EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE
   ---------------     -----------          ------------       --------------  -----------   --------------
       $   5.00           2,000                 0.55             $   5.00         2,000        $   5.00
          50.00           1,000                 1.25                50.00         1,000           50.00
         150.00           1,000                 0.50               150.00         1,000          150.00
                         ------               --------           --------      ----------      --------
                          4,000                 0.65             $  52.50         4,000        $  52.50
                         ======               ========           ========      ==========      ========

Transactions involving options issued to non-employees are summarized as follows:

                                                                Weighted Average
                                             Number of Shares    Price Per Share
                                             ----------------    ---------------
       Outstanding at January 1, 2004              4,000            $  75.00
                                                ========            ========
          Granted                                  1,750                5.00
          Exercised                                    -                   -
          Canceled or expired                    (2,000)              150.00
                                                --------            --------
       Outstanding at December 31, 2004            3,750            $  56.00
                                                ========            ========
          Granted                                  2,000                5.00
          Exercised                                    -                   -
          Cancelled                              (1,750)                5.00
                                                --------            --------
       Outstanding at December 31, 2005            4,000            $  52.50
                                                ========            ========
          Granted                                      -                   -
          Exercised                                    -                   -
          Cancelled                                    -                   -
       Outstanding at September 30, 2006           4,000            $  52.50
                                                ========            ========

There were no compensation costs charged to operations in connection with granting options to consultants during the nine months ended September 30, 2006 and 2005.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

License Agreements (Continued)
------------------------------

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

NOTE G - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements during the period June 3, 1997 through September 30, 2006, the Company has incurred a loss of $23,177,315, and the Company's current liabilities exceeded its current assets by $360,950 as of September 30, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

            The board of directors, by resolution only and without further action or approval, may cause the corporation to issue such preferred stock in one or more series and to establish the designation, voting powers, peferences and rights of each rights of each series of preferred red stock."

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

      o Subsequent to the date of financial statements from January 2007 to June 2007 the Company issued an aggregate of 1,656,333 shares of common stock to investors for $ 647,500 in connection with private placements. The Company also issued an aggregate of 25,284,986 shares of common stock to consultants in exchange for services rendered and an aggregate of 56,700 shares of common stock for expenses and licensing fee incurred on behalf of the Company.

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

            Subsequent to the date of financial statements, the Company issued an aggregate of 2,057,142 shares of common stock to investors in connection with private placements. The Company also issued an aggregate of 26,399,470 shares of common stock to consultants in exchange for services rendered and an aggregate of 77,500 shares of common stock for expenses and licensing on behalf of the Company.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

Because we remain essentially a start-up development company with limited capital resources, it may be necessary for our officers and shareholders to either advance funds to us, or to accrue expenses until such time as an additional financing can be made. Our Chief Executive Officer and principal shareholders have advanced $151,882 and $28,360, net of cash repayments, to us for working capital purposes as of the period ended September 30, 2006 and the year ended December 31, 2004, respectively. No formal repayment terms or arrangements exist. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until our product development and marketing reaches a point when additional financing will be possible. Further, our Chief Executive Officer will defer any cash compensation until such time as we begin to earn revenues from operations. It is clear to us that present funding is not sufficient for the launch of our operations, and that we must interest investors in one or more secondary capital formation programs before we can launch. We do not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to continue operations. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. Management is now engaged in evaluating the feasibility of further limited offerings or private placements, whether to develop a program for investors involving royalties or profit participation in actual product sales, with investments tied to specific products, or whether to attempt to register securities for sale, pursuant to Section 5 of the SECURITIES ACT OF 1933. It is the conclusion of management that significant additional capital formation is necessary to launch operations successfully. We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis, until we begin to earn revenues from operations. Outside advisors or consultants will be used only if they can be obtained for a minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner as we continue to develop our business plan during the next twelve months. We are developing the software for launch of Smart SMS. Expenses of this development are expected to be $1,000,000 for the next twelve months. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

REVENUES - We had no revenue for the three and nine months ended September 30, 2006 and 2005. We are is in the process of developing our online services as discussed above.

COSTS AND EXPENSES- General costs and expenses increased from $996,453 for the three months ended September 30, 2005 to $3,841,549 for the same period ended September 30, 2006 and $2,780,536 for the nine months ended September 30, 2005 to $11,967,799 for the same period ended September 30, 2006. This change is due to increased activities as a result of our entering into the text messaging business by way of a license agreement and the use of consultants who are paid in shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had a working capital deficit of $360,950 compared to a working capital deficit of $361,352 at December 31, 2005.

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

We generated a cash flow deficit from operations of $282,493 for the nine months ended September 30, 2006. Cash flow deficits from operating activities for the nine months ended September 30, 2006 is primarily attributable to our net loss from operations of $11,968,249, adjusted for common stock issued for services of $10,246,311, common stock issued for license fees, valued at $106,5000, preferred stock issued for compensation, valued at $633,274, and a decrease in accounts payable and accrued liabilities in the amount of $118,568.

Cash flow provided from financing activities was $282,538 for the nine months ended September 30, 2006. Proceeds received during this period derived from $221,269 from the sale of common stock and common stock subscription, net of costs and fees, $33,070 (net of repayments) from other advances, and $28,199 (net of repayments) from a related party. All proceeds were used for working capital.

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

ITEM 3. CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of September 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to THE SECURITIES AND EXCHANGE ACT, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the SECURITIES EXCHANGE ACT OF 1934.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

NONE

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2006, the Company issued an aggregate of 10,000 shares of common stock to consultants in exchange for services of $11,500. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 96,374 shares of common stock to investors in exchange for $22,163 of proceeds, net of costs and fees, and $55,652 of common stock subscribed in June 2006.

In September 2006, the Company issued an aggregate of 1,804,285 shares of common stock to consultants in exchange for service fees of $3,496,727. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 10,000 shares of common stock in exchange for office expenses of $10,000. The Company issued an aggregate of 214,496 shares of common stock to investors in exchange for $78,500 of proceeds, net of costs and fees.


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

Dated: September 29, 2007
                                        SMART SMS CORP.

                                        /s/ STEAPHAN WEIR
                                        ----------------------------------------
                                        Name:  STEAPHAN WEIR
                                        Title: Chief Executive Officer, Chief
                                               Financial Officer and Director