Form 10KSB
period 2006-12-31
Smart SMS Corp
filed 2007-12-03
CIK 1123448

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

                   For the fiscal year ended December 31, 2006

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

Item 12. Certain Relationships and Related Transactions.................................................13

Item 13. Exhibits.......................................................................................14

Item 14. Principal Accountant Fees and Services.........................................................15

SIGNATURES..............................................................................................16

                                                    i

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General
-------

Smart SMS Corp. (the "COMPANY") was incorporated in Florida on June 3, 1997 as Future Projects VIII Corp. On July 20, 2000, we changed our name to AMERICAN IDC CORP. Subsequently, on October 31, 2005, we changed our name to SMART SMS CORP. There has been no bankruptcy, receiverships, or similar proceedings by us. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant assets not in the ordinary course of business.

Our principal executive offices are located at: 11301 Olympic Boulevard, Suite 680, Los Angeles, CA 90064.

Business History
----------------

At December 31, 2006, we were a development-stage company focused on developing a text messaging business. Between 2001 and December 31, 2006, we focused on creating and providing the platforms for Internet businesses, where others pay to use our sites and provide their own content. During 2006, we generated no revenues from our products or services.

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

Appointment of Management
-------------------------

On February 2, 2006, the Company issued a press release announcing that Mr. David Dadon will become a director and the new Chairman of the Board of Directors. Mr. Dadon approved the press release, but has not returned the Memorandum of Understanding or provided the information required by Item 404(a) of Regulation S-B. Accordingly, the Company has terminated the offer. On March 27, 2007, the Company announced the appointment of Steaphan Weir to replace Gordon Lee as the Chief Executive Officer. Gordon Lee is appointed as the Chairman of the Board. On April 26, 2007, the Company announced the appointment of Layne Bednar to Chief Operating Officer. On October 1, 2007, the Company announced the retirement of Gordon Lee. On October 31, 2007, the Company announced the appointment of Beth Ochoa to General counsel and Corporate Secretary.

Employees and Consultants
-------------------------

During 2006, we had no full time employees. Our research and development costs were not meaningful.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 2006, no matters were submitted to our security holders for a vote, through the solicitation of proxies or otherwise.



PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Our shares of common stock are quoted on the Pink Sheets market under the ticker symbol "STMC". We are not aware of any established trading market for our common stock. The table below sets forth the high and low bid information for each quarter within the last two years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                     2006                   HIGH              LOW
                  -------------------------------------------------
                  1st Quarter               $3.24             $3.40
                  2nd Quarter               $1.70             $1.75
                  3rd Quarter               $1.88             $1.88
                  4th Quarter               $1.00             $1.25

                     2005                   HIGH              LOW
                  -------------------------------------------------
                  1st Quarter               $4.90             $1.90
                  2nd Quarter               $5.00             $1.40
                  3rd Quarter               $5.00             $1.80
                  4th Quarter               $6.40             $1.50

(b) As of December 31, 2006, we had 8,139,644 shareholders of record of the common stock.

(c) No dividends on outstanding common stock have been paid within the last two (2) fiscal years, and interim periods. We do not anticipate or intend to pay dividends in the foreseeable future.

(d) The Company did not grant stock options to employees as of December 31, 2006. The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants, after giving effect to 1:100 reverse split in common stock subsequent to the date of the financial statements (Note D and J). These options were granted in lieu of cash compensation for services performed to consultants.

                              Options Outstanding                                  Options Exercisable
                              -------------------                                  --------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
   $       5.00             2,000                  0.30                5.00          2,000             5.00
          50.00             1,000                  1.00               50.00          1,000            50.00
         150.00             1,000                  0.25              150.00          1,000           150.00
                            -----             ---------          ----------          -----       ----------
                            4,000                  0.46          $    52.50          4,000       $    52.50
                            =====             =========          ==========          =====       ==========

Transactions involving options issued to non-employees are summarized as follows:

                                                            Weighted Average
                                         Number of Shares    Price Per Share
                                         ----------------    ---------------

     Outstanding at January 1, 2004             4,000           $    75.00
                                               ======           ==========
        Granted                                 1,750                 5.00
        Exercised                                  --                   --
        Canceled or expired                    (2,000)              150.00
     --------------------------------          ------           ----------
     Outstanding at December 31, 2004           3,750           $    56.00
                                               ======           ==========
        Granted                                 2,000                 5.00
        Exercised                                  --                   --
        Cancelled                              (1,750)                5.00
                                               ------           ----------
     Outstanding at December 31, 2005           4,000           $    52.50
                                               ======           ==========
        Granted                                    --                   --
        Exercised                                  --                   --
        Cancelled                                  --                   --
                                               ------           ----------
     Outstanding at December 31, 2006           4,000           $    52.50
                                               ======           ==========


The weighted-average fair value of stock options granted to consultants during the years ended December 31 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                     2005

Significant assumptions (weighted-average):
Risk-free interest rate at grant date                                2.07%
Expected stock price volatility                                        93%
Expected dividend payout                                                --
Expected option life-years(a)                                         2.00

(a) The expected option/warrant life is based on contractual expiration dates.


Compensation expenses charged to operations in connection with granting the options to consultants were $805 for the year ended December 31, 2005.


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

Liquidity and Capital Resources
-------------------------------

At December 31, 2006, we had not had revenue from operations in each of the last two fiscal years. It is unlikely that we can satisfy our cash requirements without raising additional funds in the next twelve months. While no source of additional funds has been identified, it is likely that such funds will raised from the sale of securities, especially our common stock. Modest funds may be secured through short term loans or advances from our principal stockholder.

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

Results of Operation
--------------------

During the years ended December 31, 2006 and December 31, 2005, we did not receive any revenue and incurred expenses of $13,119,609 and $5,616,713 respectively, stemming from general, selling, and administrative expenses and an impairment loss of $490,000 during the year ended December 31, 2004. We incurred a loss from operations of $13,119,609 for the year ended 2006 compared to $5,616,713 for the year ended December 31, 2005.

Our independent certified public accountants have stated in their report included in our December 31, 2006 Form 10-KSB, that we have incurred operating losses since inception, and that we are dependent upon management's ability to develop profitable operations and resolve our liquidity problems. These factors, among others, may raise doubt about our ability to continue as a going concern.

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

Because we remain essentially a start-up development company with limited capital resources, it may be necessary for our officers and shareholders to either advance funds to us, or to accrue expenses until such time as an additional financing can be made. Our Chief Executive Officer and principal shareholders have advanced $270,536 and $28,360, net of cash repayments, to us for working capital purposes as of December 31, 2005 and December 31, 2004, respectively. No formal repayment terms or arrangements exist. Our Chief Executive Office has signed a statement that he has not advanced any funds in 2006. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until our product development and marketing reaches a point when additional financing will be possible. Further, our Chief Executive Officer will defer any cash compensation until such time as we begin to earn revenues from operations.

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

We developed software in January, 2006 for the launch of Smart SMS. Expenses of this Development came to $8,700 during 2006.

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

We are committed to pay over $250,000.00 in consulting expenses over the next twelve months for development of our operations. Required management, legal and professional services during that period are believed capable of being secured for deferred payment or payment in new investment shares of common stock. The exception to the previous statement is that our auditor cannot lawfully or properly be compensated otherwise than by payment for services in cash as billed by such independent auditor. This cash requirement is foreseen to be not less than $10,000 or more than $60,000 during the next twelve months. This minimal funding will be obtained by borrowing, possibly with a guarantee from our officers, directors or principal shareholder. There is no assurance possible that even these minimal requirements for cash can be met. The failure to maintain current auditing of the corporate affairs would result in our failure to meet our intention to file periodic reports, voluntarily or otherwise, at the close of our next fiscal year. Management may advance the expenses of our audit, legal and professional requirements.

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

ITEM 7.  FINANCIAL STATEMENTS.

Set forth below at pages F-1 through F-32 are the financial statements and notes to financial statements that have been prepared in accordance with Item 310 of Regulation S-B.

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

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) The following table furnishes the information concerning our directors and officers as of December 31, 2006. Our directors are elected every year and serve until their successors are elected and qualify.

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
                               $          $          $            $              $            $          $

LEE, GORDON
CEO, CFO,
SECRETARY &        2006       -0-        -0-        -0-          -0-            -0-          -0-         -0-
DIRECTOR           2005       -0-        -0-        -0-          -0-            -0-          -0-         -0-


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

                                  NAME AND ADDRESS OF
 TITLE OF CLASS                    BENEFICIAL OWNER                          INTEREST          PERCENTAGE OF CLASS
----------------- ---------------------------------------------------- ---------------------   --------------------

                  GORDON F. LEE
Common            11301 Olympic Boulevard, Suite 680
                  Los Angeles, CA   90064                                      703,900              8.8%

All Directors and Officers as a group                                          703,900              8.8%

b)       The following table sets forth information with respect to our Series A
         Convertible Preferred stock beneficially owned by each officer and director at December 31, 2006.

                                  NAME AND ADDRESS OF
 TITLE OF CLASS                    BENEFICIAL OWNER                          INTEREST          PERCENTAGE OF CLASS
----------------- ---------------------------------------------------- ---------------------   --------------------

                  GORDON F. LEE
Series A          11301 Olympic Boulevard, Suite 680
Preferred         Los Angeles, CA   90064                                      550,000               75.3%



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's officer and principal shareholders have advanced funds to the Company for working capital purposes year ended December 31, 2005 and December 31, 2004. No formal repayment terms or arrangements exist. The Chief Operating Officer has signed a statement that he has not advanced any funds to the Company in 2006.

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

At December 31, 2005, the Company has no liabilities due to its officers, and total amount due to other shareholders was $5,490. At December 31, 2006, the Company has no liabilities due to its officers, and total amount due to other Shareholders was $14,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)      Audit Fees

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $30,500 and $52,500, respectively.

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

November 30, 2007

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


                                     By: /s/ STEAPHAN WEIR
                                         -----------------
                                     Name:  STEAPHAN WEIR
                                     Title: Chief Executive Officer,
                                            Chief Financial Officer & Director
                                     November 30, 2007

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2006 AND 2005

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT STAGE COMPANY

                          INDEX TO FINANCIAL STATEMENTS


                                                                                             PAGE
                                                                                             ----
Report of Registered Independent Certified Public Accounting Firm.............................F-3

Consolidated Balance Sheets at December 31, 2006 and 2005.....................................F-4

Consolidated Statements of Losses for the years ended December 31, 2006 and 2005 and for the period June 3, 1997 (date of inception) to December 31, 2006......................F-5

Consolidated Statements of Deficiency in Stockholders' Equity for the period
June 3, 1997 (date of inception) to December 31, 2006..................................F-6 - F-15

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period June 3, 1997 (date of inception) to December 31, 2006.....................F-16

Notes to Consolidated Financial Statements.............................................F-17- F-32

                                    RBSM LLP
                          CERTIFIED PUBLIC ACCOUNTANTS



        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM


Board of Directors
Smart SMS Corp
(formerly American IDC Corp.)
Los Angeles, CA 90064


We have audited the accompanying consolidated balance sheets of Smart SMS Corp. (formerly American IDC Corp.), a development stage company, as of December 31, 2006 and 2005 and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for the years then ended and for the period June 3, 1997 (date of inception) through December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart SMS Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and from June 3, 1997 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


                                               /s/ RBSM LLP
                                               ------------
                                                   RBSM LLP
                                                   Certified Public Accountants

McLean, Virginia
November 20, 2007


                                                  SMART SMS CORP.
                                           (FORMERLY AMERICAN IDC CORP.)
                                            A DEVELOPMENT STAGE COMPANY
                                            CONSOLIDATED BALANCE SHEETS
                                             DECEMBER 31, 2006 AND 2005

                                                                                        2006              2005
                                                                                    ------------      ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                           $        330      $       --
                                                                                    ------------      ------------

Total Assets                                                                        $        330      $       --
                                                                                    ============      ============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash disbursed in excess of available funds                                         $       --        $        192

Accounts payable and accrued liabilities                                                 250,163           308,870

Convertible debenture (Note C)                                                            10,000            10,000

Other advances                                                                            50,500            36,800

Advances from related party (Note D)                                                       9,968             5,490
                                                                                    ------------      ------------

Total current Liabilities                                                                320,631           361,352

COMMITMENTS AND CONTINGENCIES

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; authorized 25,000,000 (Note D & J):
Preferred stock, series A; par value $0.001 per share; authorized 10,000,000 shares; 730,000 and 320,000 issued and outstanding as of December 31, 2006 and
  2005, respectively (Liquidation value of $1,460,000 and $640,000 as of December
  31, 2006, 2005, respectively), (Note D)                                                    730               320
Common stock, $0.001 par value; authorized 75,000,000 shares;
  8,139,644 and 2,933,714 shares issued and outstanding as of
  December 31, 2006 and 2005, respectively (Note J)                                        8,140             2,934

Additional paid in capital (Note D)                                                   24,177,671        11,334,697

Common stock subscriptions (Note D)                                                       12,100            67,078

Deferred compensation (Note D)                                                          (189,667)         (557,315)

Accumulated deficit during development stage                                         (24,329,275)      (11,209,066)
                                                                                    ------------      ------------

(Deficiency in) stockholders' equity                                                    (320,301)         (361,352)

Total liabilities and (deficiency in) stockholders' equity                          $        330      $       --
                                                                                    ============      ============

The accompanying notes are an integral part of the consolidated financial statements



                                          SMART SMS CORP.
                                   (FORMERLY AMERICAN IDC CORP.)
                                    A DEVELOPMENT STAGE COMPANY
                                 CONSOLIDATED STATEMENTS OF LOSSES

                                                                                  For the period from
                                                                                 June 3, 1997 (date of
                                                     Year ended December 31,      inception) through
                                                    2006               2005        December 31, 2006
                                                 ------------      ------------      ------------
Operating expenses:
Selling, general and administrative              $ 13,119,609      $  5,616,713      $ 23,828,675

Impairment loss                                          --                --             523,000
                                                 ------------      ------------      ------------

  Total operating expenses                         13,119,609         5,616,713        24,351,675


Loss from operations                              (13,119,609)       (5,616,713)      (24,351,675)

Other income (expense)                                                                     33,000

Interest (expense), net                                  (600)          (10,000)          (10,600)
                                                 ------------      ------------      ------------


Net income before provision for income taxes      (13,120,209)       (5,626,713)      (24,329,275)


Provision for income taxes                               --                --                --
                                                 ------------      ------------      ------------

NET LOSS                                         $(13,120,209)     $ (5,626,713)     $(24,329,275)
                                                 ============      ============      ============

Loss per common share (basic and assuming
dilution)
                                                 $      (2.43)     $      (3.00)
                                                  ============      ============
Weighted average common shares outstanding
(basic and assuming dilution)                       5,405,577         1,876,332
                                                  ============      ============

The accompanying notes are an integral part of the consolidated financial statements


                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006



                                                                                                                        Common
                                                   Preferred stock              Common stock           Additional       Stock
                                                 Shares         Amount      Shares        Amount     Paid in Capital Subscription
                                               ------------     ------     --------      --------      -----------     -------
Common stock issued to founders in June
1997 for services at $0.04 per share
(Note D)                                               --       $ --         50,000      $     50      $     1,950     $  --

Net loss                                               --         --           --            --               --          --
                                               ------------     ------     --------      --------      -----------     -------

Balance, December 31, 1997                             --         --         50,000            50            1,950        --

Net loss                                               --         --           --            --               --          --
                                               ------------     ------     --------      --------      -----------     -------

Balance, December 31, 1998                             --         --         50,000            50            1,950        --

Net loss                                               --         --           --            --               --          --
                                               ------------     ------     --------      --------      -----------     -------

Balance, December 31, 1999                             --         --         50,000            50            1,950        --
Common stock issued in September 2000 in
exchange for services rendered at $10.00
per share (Note D)                                     --         --          1,000             1            9,999        --

Net loss                                               --         --           --            --               --          --
                                               ------------     ------     --------      --------      -----------     -------

Balance, December 31, 2000                             --         --         51,000            51           11,949        --
Common stock issued in December 2001 in
exchange for services rendered at $75.00
per share (Note D)                                     --         --          1,000             1           74,999        --

Net loss                                               --         --           --            --               --          --
                                               ------------     ------     --------      --------      -----------     -------

Balance, December 31, 2001                             --       $ --         52,000      $     52      $    86,948     $  --
                                               ============     ======     ========      ========      ===========     =======


[Table continued]


                                                                      Deficit
                                                                    Accumulated
                                                                      During
                                                     Deferred       Development
                                                   Compensation        Stage           Total
                                                  -------------     ------------     -----------

Common stock issued to founders in June
1997 for services at $0.04 per share
(Note D)                                          $        --       $       --       $     2,000

Net loss                                                   --             (2,000)         (2,000)
                                                  -------------     ------------     -----------

Balance, December 31, 1997                                 --             (2,000)           --

Net loss                                                   --               --              --
                                                  -------------     ------------     -----------

Balance, December 31, 1998                                 --             (2,000)           --

Net loss                                                   --               (800)           (800)
                                                  -------------     ------------     -----------

Balance, December 31, 1999                                 --             (2,800)           (800)
Common stock issued in September 2000 in
  exchange for services rendered at $10.00
  per share (Note D)                                       --               --            10,000

Net loss                                                   --            (15,710)        (15,710)
                                                  -------------     ------------     -----------

Balance, December 31, 2000                                 --            (18,510)         (6,510)
Common stock issued in December 2001 in
exchange for services rendered at $75.00
per share (Note D)                                         --               --            75,000

Net loss                                                   --            (41,313)        (41,313)
                                                  -------------     ------------     -----------

Balance, December 31, 2001                        $        --       $    (59,823)    $    27,177
                                                  =============     ============     ===========


The accompanying notes are an integral part of the consolidated financial statements

                                                                F-6


                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006



                                                                                                                         Common
                                                   Preferred stock             Common stock            Additional        Stock
                                                 Shares       Amount        Shares        Amount    Paid in Capital   Subscription
                                                 ------       ------        ------        ------    ---------------   ------------
Balance, December 31, 2001                        --       $    --          52,000     $      52       $  86,948     $    --
Common stock issued in July 2002 in
exchange for services rendered at $50.00
per share (Note D)                                --            --           3,000             3         149,997          --
Common stock issued in October 2002 in
exchange for services rendered at $85.00
per share (Note D)                                --            --           3,000             3         254,997          --
Sale of common stock in October 2002 at
$30.00 per share, net (Note D)                    --            --           1,000             1          29,989          --
Common stock issued in November 2002 in
exchange for services rendered at $35.00
per share (Note D)                                --            --           1,100             1          38,499          --
Common stock issued in December 2002 in
exchange for services rendered at $43.00
per share (Note D)                                --            --           2,400             2         103,198          --
Sale of common stock in December 2002 at
$25.00 per share (Note D)                         --            --           1,000             1          24,999       (20,000)
Issuance of stock options in exchange for
services rendered                                 --            --            --            --            51,900          --

Net loss                                          --            --            --            --              --            --
                                                ------     ---------     ---------     ---------       ---------     ---------

Balance, December 31, 2002                        --       $    --          63,500       $    63        $ 740,527      $(20,000)
                                                ======     =========     =========     =========       =========     =========


[Table continued]


                                                                  During
                                                  Deferred      Development
                                                Compensation       Stage           Total
                                                ------------       -----           -----

Balance, December 31, 2001                      $    --        $ (59,823)     $  27,177
Common stock issued in July 2002 in
exchange for services rendered at $50.00
per share (Note D)                                   --             --          150,000
Common stock issued in October 2002 in
exchange for services rendered at $85.00
per share (Note D)                                   --             --          255,000
Sale of common stock in October 2002 at
$30.00 per share, net (Note D)                       --             --           29,990
Common stock issued in November 2002 in
exchange for services rendered at $35.00
per share (Note D)                                   --             --           38,500
Common stock issued in December 2002 in
exchange for services rendered at $43.00
per share (Note D)                                   --             --          103,200
Sale of common stock in December 2002 at
$25.00 per share (Note D)                            --             --            5,000
Issuance of stock options in exchange for
services rendered                                    --             --           51,900

Net loss                                             --         (797,069)      (797,069)
                                                ---------      ---------      ---------

Balance, December 31, 2002                           --        $ (856,892)     $ 136,302)
                                                =========      =========      =========


The accompanying notes are an integral part of the consolidated financial statements

                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006




                                                                                                             Additional
                                                  Preferred stock                 Common stock                Paid in
                                                Shares       Amount           Shares          Amount          Capital
                                               -------     -----------      ----------     -----------      -----------

Balance, December 31, 2002                        --       $      --            63,500     $        63      $   740,527
Common stock issued in January 2003 in
exchange for services rendered at
approximately $30.00 per share(Note D)            --              --             4,950               5          149,658
Common stock issued in March 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)            --              --            13,000              13           38,987
Common stock issued in March 2003 in
exchange for startup costs at $3.00 per
share (Note D)                                    --              --            20,000              20           59,980
Common stock issued in May 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)            --              --            15,100              15           45,285
Common stock issued in June 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)            --              --             4,100               4           12,296
Common stock issued in June 2003 in
exchange for startup costs at $3.00 per
share (Note D)                                    --              --            12,000              12           35,988
Sale of common stock in July 2003 at $5.00
per share, net of costs (Note D)                  --              --             1,000               1            4,999
                                               -------     -----------      ----------     -----------      -----------

 Sub-total                                        --       $      --           133,650     $       133      $ 1,087,720
                                               =======     ===========      ==========     ===========      ===========


[Table continued]


                                                                                 Accumulated
                                                  Common                           During
                                                  Stock         Deferred         Development
                                               Subscription   Compensation          Stage            Total
                                                 ---------     -------------     ------------     ------------

Balance, December 31, 2002                       $ (20,000)    $        --       $   (856,892)    $   (136,302)
Common stock issued in January 2003 in
exchange for services rendered at
approximately $30.00 per share(Note D)                --                --               --            149,663
Common stock issued in March 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)                --                --               --             39,000
Common stock issued in March 2003 in
exchange for startup costs at $3.00 per
share (Note D)                                        --                --               --             60,000
Common stock issued in May 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)                --                --               --             45,300
Common stock issued in June 2003 in
exchange for services rendered at
approximately $3.00 per share (Note D)                --                --               --             12,300
Common stock issued in June 2003 in
exchange for startup costs at $3.00 per
share (Note D)                                        --                --               --             36,000
Sale of common stock in July 2003 at $5.00
per share, net of costs (Note D)                      --                --               --              5,000
                                                 ---------     -------------     ------------     ------------

 Sub-total                                       $ (20,000)    $        --       $   (856,892)    $    210,961
                                                 =========     =============     ============     ============


The accompanying notes are an integral part of the consolidated financial statements

                                                                F-8



                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006




                                                                                                     Additional         Common
                                               Preferred stock              Common stock              Paid in           Stock
                                              Shares     Amount         Shares         Amount          Capital       Subscription
                                               -----     -------     -----------     -----------     -----------     -----------

Balance forward                                 --       $  --           133,650     $       133     $ 1,087,720     $   (20,000)
Common stock issued in July 2003 in
exchange for services rendered at $11.00
per share (Note D)                              --          --            67,290              67         762,761            --
Common stock issued in August 2003 in
exchange for services rendered at $7.00
per share (Note D)                              --          --            13,970              14          99,511            --
Common stock issued in September 2003 in
exchange for related party debt at $ 5.00
per share (Note D)                              --          --             2,300               2          11,498            --
Common stock issued in September 2003 in
exchange for services rendered at $6.00
per share (Note D)                              --          --             3,350               4          17,883            --
Common stock issued in October 2003 in
exchange for services rendered at $5.00
per share (Note D)                              --          --             1,720               2           7,898            --
Sale of common stock in November 2003 at
$6.00 per share, net of costs (Note D)          --          --             1,000               1           5,999            --
Common stock issued in December 2003 in
exchange for services rendered at $10.00
per share (Note D)                              --          --             2,360               3          23,597            --

Common stock subscription                       --          --              --              --              --            92,100
Issuance of stock options in exchange for
services rendered                               --          --              --              --            21,080            --

Net loss                                        --          --              --              --              --              --
                                               -----     -------     -----------     -----------     -----------     -----------

Balance, December 31, 2003                      --      $   --           225,640     $       226     $ 2,037,947     $    72,100
                                               =====     =======     ===========     ===========     ===========     ===========

[Table continued]

                                                                    During
                                                  Deferred        Development
                                                 Compensation        Stage            Total
                                                  -----------     -----------      -----------

Balance forward                                   $      --       $  (856,892)     $   210,961
Common stock issued in July 2003 in
exchange for services rendered at $11.00
per share (Note D)                                       --              --            762,828
Common stock issued in August 2003 in
exchange for services rendered at $7.00
per share (Note D)                                       --              --             99,525
Common stock issued in September 2003 in
exchange for related party debt at $ 5.00
per share (Note D)                                       --              --             11,500
Common stock issued in September 2003 in
exchange for services rendered at $6.00
per share (Note D)                                       --              --             17,887
Common stock issued in October 2003 in
exchange for services rendered at $5.00
per share (Note D)                                       --              --              7,900
Sale of common stock in November 2003 at
$6.00 per share, net of costs (Note D)                   --              --              6,000
Common stock issued in December 2003 in
exchange for services rendered at $10.00
per share (Note D)                                       --              --             23,600

Common stock subscription                                --              --             92,100
Issuance of stock options in exchange for
services rendered                                        --              --             21,080

Net loss                                                 --        (1,685,647)      (1,685,647)
                                                  -----------     -----------      -----------

Balance, December 31, 2003                        $      --       $(2,542,539)     $  (432,266)
                                                  ===========     ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements


                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006



                                                                                                       Additional          Common
                                               Preferred stock             Common stock                 Paid in            Stock
                                             Shares      Amount        Shares           Amount          Capital        Subscription
                                              -----     --------     -----------      -----------      -----------      -----------

Balance, December 31, 2003                      --     $   --           225,640      $       226      $ 2,037,947      $    72,100
Common stock issued in February 2004 in
exchange for services rendered at $3.00
per share (Note D)                              --         --            82,000               82          253,918             --
Common stock issued in March 2004 in
exchange for services rendered at $7.00
per share (Note D)                              --         --             2,150                2           15,288             --
Issuance of stock options in exchange for
services rendered                               --         --              --               --             96,320             --
Common stock issued in April 2004 in
exchange for services rendered at $5.00
per share (Note D)                              --         --            18,450               18           89,282             --
Common stock issued in April 2004 in
exchange for related party advances at
$3.00 per share (Note D)                        --         --            13,553               14           40,645             --
Common stock issued in April 2004 in
exchange for license fee at $6.00 per
share (Note D)                                  --         --            10,000               10           59,990             --
Common stock issued in May 2004 in
exchange for services rendered at
approximately $9.00 per share (Note D)          --         --            20,455               20          177,975             --
Sale of common stock in June 2004 at
$6.00 per share, net of costs (Note D)          --         --             2,500                3           14,997             --
Common stock issued in June 2004 in
exchange for services rendered at $8.00
per share (Note D)                              --         --             3,916                4           29,496             --
Common stock cancelled previously issued
to related party for services rendered in
prior year (Note B)                             --         --            (7,000)              (7)        (174,993)            --
                                              -----     --------     -----------      -----------      -----------      -----------

Subtotal                                        --     $   --           371,664      $       372      $ 2,640,865      $    72,100
                                              =====     ========     ===========      ===========      ===========      ===========


[Table continued]

                                                               Deficit
                                                             Accumulated
                                                               During
                                                 Deferred    Development
                                                Compensation    Stage             Total
                                                 --------     -----------      -----------

Balance, December 31, 2003                      $   --       $(2,542,539)     $  (432,266)
Common stock issued in February 2004 in
exchange for services rendered at $3.00
per share (Note D)                                  --              --            254,000
Common stock issued in March 2004 in
exchange for services rendered at $7.00
per share (Note D)                                  --              --             15,290
Issuance of stock options in exchange for
services rendered                                   --              --             96,320
Common stock issued in April 2004 in
exchange for services rendered at $5.00
per share (Note D)                                  --              --             89,300
Common stock issued in April 2004 in
exchange for related party advances at
$3.00 per share (Note D)                            --              --             40,659
Common stock issued in April 2004 in
exchange for license fee at $6.00 per
share (Note D)                                      --              --             60,000
Common stock issued in May 2004 in
exchange for services rendered at
approximately $9.00 per share (Note D)              --              --            177,995
Sale of common stock in June 2004 at
$6.00 per share, net of costs (Note D)              --              --             15,000
Common stock issued in June 2004 in
exchange for services rendered at $8.00
per share (Note D)                                  --              --             29,500
Common stock cancelled previously issued
to related party for services rendered in
prior year (Note B)                                 --              --           (175,000)
                                                 --------     -----------      -----------

Subtotal                                        $   --       $(2,542,539)     $   170,798
                                                 ========     ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements

                                                               F-10



                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006



                                                                                                            Additional
                                                   Preferred stock                  Common stock              Paid in
                                                 Shares        Amount           Shares         Amount         Capital
                                               -----------  -----------     -----------     -----------     ------------
Balance forward                                $      --    $      --           371,664     $       372     $  2,640,865
Common stock issued in July 2004 in
exchange for services rendered at $8.00
per share (Note D)                                    --           --            21,342              22          174,683
Sale of common stock in July 2004 at $8.00
per share, net of costs (Note D)                      --           --             3,300               3           25,747
Common stock issued in August 2004 in
exchange for services rendered at $6.00
per share (Note D)                                    --           --             9,500              10           59,490
Common stock issued in August 2004 in
exchange for services  rendered and
advances to related party at $5.00 per
share (Note D)                                        --           --            40,000              40          199,960
Sale of common stock in August 2004 at
$5.00 per share, net of costs (Note D)                --           --             4,000               4           20,596
Common stock issued in September 2004 in
exchange for services rendered at $6.00
per share (Note D)                                    --           --             7,960               8           49,675
Sale of common stock in September 2004 at
$5.00 per share, net of costs (Note D)                --           --             1,000               1            4,999
Sale of common stock in October 2004 at
$5.00 per share, net of costs (Note D)                --           --            21,000              21          114,979
Common stock issued in October 2004 in
exchange for services rendered at $6.00
per share (Note D)                                    --           --           103,350             103          575,122
Common stock issued in November 2004 in
exchange for license fees at $5.00 per
share (Note D)                                        --           --            80,000              80          429,920
Common stock issued in November 2004 in
exchange for services rendered at $5.00
per share (Note D)                                    --           --            56,000              56          489,944
Sale of common stock in December 2004 at
$3.00 per share, net of costs (Note D)                --           --            11,250              11           35,889
Common stock issued in December 2004 in
exchange for services rendered at $6.00
per share (Note D)                                    --           --            33,150              33          185,467

Common stock subscription                             --           --              --              --               --

Net loss                                              --           --              --              --               --
                                               -----------  -----------     -----------     -----------     ------------


Balance, December 31, 2004                            --    $      --           763,516     $       764     $  5,007,336
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
                                                 ===========      ===========      ===============     ==============


The accompanying notes are an integral part of the consolidated financial statements


                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006



                                                                                                           Additional
                                                  Preferred stock                  Common stock             Paid in
                                               Shares           Amount         Shares          Amount        Capital
                                               ------           ------         ------          ------        -------
Balance, December 31, 2004                    $      --       $      --         763,516     $       764     $ 5,007,336
Stock subscriptions settled by related
party (Note B)                                       --              --            --              --              --
Common stock issued in January 2005 in
exchange for accrued service fees at
$4.40 per share (Note D)                             --              --           3,980               4          17,508
Common stock issued in January 2005 in
exchange for common stock subscribed
(Note D)                                             --              --           7,500               7          12,493
Common stock issued in February 2005 in
exchange for services rendered at $4.90
per share (Note D)                                   --              --          11,000              11          53,889
Common stock issue in February 2005 in
exchange for prepaid services at $4.90
per share (Note D)                                   --              --          20,000              20          97,980
Sale of common stock in March 2005 at
$1.00 per share (Note D)                             --              --          10,000              10           9,990
Common stock issued in March 2005 in
exchange for cash and stock subscription
(Note D)                                             --              --          33,229              33          41,767
Sale of common stock in March 2005 at
$3.00 per share (Note D)                             --              --           6,667               7          19,993
Common stock issued in March 2005 in
exchange for licensing fees at $2.10 per
share (Note D)                                                                  400,000             400         839,600
Common stock issued in March 2005 in
exchange for services rendered at $2.50
per share (Note D)                                   --              --          12,000              12          29,988
Common stock issued in March 2005 in
exchange for service rendered at
approximately $2.32 per share (Note D)               --              --          11,000              11          25,489
Common stock issued in March 2005 to
related party in exchange for services
rendered, note payable, and previously
incurred debt at $2.50 per share (Note D)            --              --         462,750             463       1,156,412
Options issued in April 2005 for services
rendered                                             --              --            --              --               805
                                              -----------     -----------    ----------     -----------     -----------

Subtotal                                             --       $      --       1,741,642     $     1,742     $ 7,313,250
                                              ===========     ===========    ==========     ===========     ===========

[Table continued]

                                                                                                  Accumulated
                                                 Additional     Common                              During
                                                  Paid in        Stock           Deferred         Development
                                                  Capital     Subscription     Compensation          Stage              Total
                                                  -------     ------------     ------------          -----              -----

Balance, December 31, 2004                       $ 5,007,336     $   111,400      $      --        $(5,582,353)     $  (462,853)
Stock subscriptions settled by related
party (Note B)                                          --           (60,000)            --               --            (60,000)
Common stock issued in January 2005 in
exchange for accrued service fees at
$4.40 per share (Note D)                              17,508            --               --               --             17,512
Common stock issued in January 2005 in
exchange for common stock subscribed
(Note D)                                              12,493         (12,500)            --               --               --
Common stock issued in February 2005 in
exchange for services rendered at $4.90
per share (Note D)                                    53,889            --               --               --             53,900
Common stock issue in February 2005 in
exchange for prepaid services at $4.90
per share (Note D)                                    97,980            --            (98,000)            --               --
Sale of common stock in March 2005 at
$1.00 per share (Note D)                               9,990            --               --               --             10,000
Common stock issued in March 2005 in
exchange for cash and stock subscription
(Note D)                                              41,767         (26,800)            --               --             15,000
Sale of common stock in March 2005 at
$3.00 per share (Note D)                              19,993            --               --               --             20,000
Common stock issued in March 2005 in
exchange for licensing fees at $2.10 per
share (Note D)                                       839,600            --               --               --            840,000
Common stock issued in March 2005 in
exchange for services rendered at $2.50
per share (Note D)                                    29,988            --               --               --             30,000
Common stock issued in March 2005 in
exchange for service rendered at
approximately $2.32 per share (Note D)                25,489            --               --               --             25,500
Common stock issued in March 2005 to
related party in exchange for services
rendered, note payable, and previously
incurred debt at $2.50 per share (Note D)          1,156,412            --               --               --          1,156,875
Options issued in April 2005 for services
rendered                                                 805            --               --               --                805
                                              -  -----------     -----------      -----------      -----------      -----------

Subtotal                                         $ 7,313,250     $    12,100      $   (98,000)     $(5,582,353)     $ 1,646,739
                                                 ===========     ===========      ===========      ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements



                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                          STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006



                                                              Preferred stock                     Common stock
                                                          Shares          Amount              Shares          Amount
                                                       ------------     ------------     ------------     ------------
Balance forward                                        $       --       $       --          1,741,642     $      1,742
Common stock issued in April 2005 in exchange for
services rendered at $1.50 per share (Note D)                  --               --            170,000              170
Common stock issued in April 2005 in exchange for
accrued service fees at $1.50 per share (Note D)               --               --             70,000               70
Common stock issued in August 2005 in exchange
for services rendered at $3.90 per share (Note D)              --               --            231,330              231
Sale of common stock in August 2005 at $1.55 per
share (Note D)                                                 --               --              9,000                9
Sale of common stock in October 2005 at $1.21 per
share (Note D)                                                 --               --             53,000               53
Common stock issued in October 2005 in exchange
for services rendered at $1.60 per share (Note D)              --               --            107,833              108
Common stock issued in October 2005 in exchange
for service fees at $1.60 per share (Note D)                   --               --             54,000               54
Sale of common stock in November 2005 at $1.00
per share (Note D)                                             --               --            132,900              133
Sale of common stock in November 2005 at $0.67
per share (Note D)                                             --               --             30,000               30
Common stock issued in November 2005 in exchange
for service fees at $4.00 per share (Note D)                   --               --            208,009              208
Sale of common stock in November 2005 at $0.50
per share (Note D)                                             --               --             20,000               20
Sale of common stock in December 2005 at $1.00
per share (Note D)                                             --               --             30,000               30
Common stock issued in December 2005 in exchange
for service fees at $4.80 per share (Note D)                   --               --             76,000               76
Issuance of series A preferred stock in exchange
for services rendered at $3.20 per share (Note D)           320,000              320             --               --

Common stock subscription                                      --               --               --               --
Beneficial conversion feature of convertible
debenture (Note C)                                             --               --               --               --

Amortization of deferred compensation                          --               --               --               --

Net loss                                                       --               --               --               --
                                                       ------------     ------------     ------------     ------------

Balance, December 31, 2005                                  320,000     $        320        2,933,714     $      2,934
                                                       ============     ============     ============     ============



[Table continued]

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                                         during
                                                          Paid in        Stock          Deferred       Development
                                                           Capital    Subscription    Compensation       Stage         Total
                                                        ------------  ------------    ------------    -------------   ------------

Balance forward                                         $  7,313,250  $     12,100    $    (98,000)   $ (5,582,353)   $  1,646,739
Common stock issued in April 2005 in exchange for
services rendered at $1.50 per share (Note D)                254,830          --              --              --           255,000
Common stock issued in April 2005 in exchange for
accrued service fees at $1.50 per share (Note D)             104,930          --              --              --           105,000
Common stock issued in August 2005 in exchange
for services rendered at $3.90 per share (Note D)            901,956          --              --              --           902,187
Sale of common stock in August 2005 at $1.55 per
share (Note D)                                                13,991          --              --              --            14,000
Sale of common stock in October 2005 at $1.21 per
share (Note D)                                                94,047       (30,000)           --              --            64,100
Common stock issued in October 2005 in exchange
for services rendered at $1.60 per share (Note D)            172,425          --              --              --           172,533
Common stock issued in October 2005 in exchange
for service fees at $1.60 per share (Note D)                  86,346          --            (8,000)           --            78,400
Sale of common stock in November 2005 at $1.00
per share (Note D)                                           132,767          --              --              --           132,900
Sale of common stock in November 2005 at $0.67
per share (Note D)                                            19,970          --              --              --            20,000
Common stock issued in November 2005 in exchange
for service fees at $4.00 per share (Note D)                 831,831          --          (707,320)           --           124,719
Sale of common stock in November 2005 at $0.50
per share (Note D)                                             9,980          --              --              --            10,000
Sale of common stock in December 2005 at $1.00
per share (Note D)                                            29,970          --              --              --            30,000
Common stock issued in December 2005 in exchange
for service fees at $4.80 per share (Note D)                 364,724          --              --              --           364,800
Issuance of series A preferred stock in exchange
for services rendered at $3.20 per share (Note D)          1,023,680          --              --              --         1,024,000

Common stock subscription                                       --          54,978            --              --            54,978
Beneficial conversion feature of convertible
debenture (Note C)                                            10,000          --              --              --            10,000

Amortization of deferred compensation                           --            --           256,005            --           256,005

Net loss                                                        --            --              --        (5,626,713)     (5,626,713)
                                                        ------------  ------------    ------------    ------------    ------------

Balance, December 31, 2005                              $ 11,364,697  $     37,078    $   (557,315)    (11,209,066)   $   (361,352)
                                                        ============  ============    ============    ============    ============



The accompanying notes are an integral part of the consolidated financial statements

                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                          STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006



                                                                                                                        Additional
                                                                Preferred stock                  Common stock            Paid in
                                                             Shares        Amount            Shares         Amount        Capital
                                                            -------     ------------       ---------     ------------   ------------

Balance, December 31, 2005                                  320,000       $        320    2,933,714     $      2,934   $  11,364,697
Common stock issued in February 2006 in exchange
for services rendered at $4.00 per share (Note D)              --               --         1,000,000            1,000      3,999,000
Common stock issued in February 2006 in exchange
for services rendered at $4.20 per share (Note D)              --               --           530,000              530      2,225,470
Sale of common stock in March 2006 at $1.00 per
share (Note D)                                                 --               --            25,000               25         24,930
Collection of common stock subscription receivable
(Note D)                                                       --               --              --               --             --
Common stock issued in exchange for common stock
subscribed                                                     --               --            65,000               65         54,913
Common stock issued in March 2006 in exchange for
services rendered at $3.00 per share (Note D)                  --               --           131,500              131        394,368
Common stock issued in March 2006 in exchange for
accrued liabilities (Note D)                                   --               --            50,000               50        179,950
Preferred stock issued in March 2006 in exchange
for services rendered at $3.00 per share (Note D)            20,000               20            --               --           59,980
Common stock issued in April 2006 in exchange for
services rendered at $1.50 per share (Note D)                  --               --            10,390               11         15,575
Common stock issued in April 2006 in exchange for
license fees at $1.50 per share (Note D)                       --               --            35,000               35         52,465
Common stock issued in May 2006 in exchange for
services rendered at $1.20 per share (Note D)                  --               --           235,000              235        281,765
Common stock issued in May 2006 in exchange for
license fees at $1.20 per share (Note D)                       --               --            45,000               45         53,955
Preferred stock issued in April 2006 in exchange
for services rendered at $2.90 per share (Note D)            30,068               30            --               --           87,167
Preferred stock issued in May  2006 in exchange
for services rendered and deferred compensation at
$1.50 per share (Note D)                                    283,000              283            --               --          424,217
Preferred stock issued in May  2006 in exchange
for services rendered at $1.90 per share (Note D)            41,750               42            --               --           79,283
Preferred stock issued in June 2006 in exchange
for services rendered at $1.50 per share (Note D)            35,182               35            --               --           52,738
Sale of common stock in June 2006 at $1.00 per
share (Note D)                                                 --               --            10,000               10          9,990

Common stock subscriptions                                     --               --              --               --             --
                                                       ------------     ------------    ------------     ------------   ------------

Subtotal                                                    730,000     $        730       5,070,604     $      5,071   $ 19,360,463
                                                       ============     ============    ============     ============   ==========

[Table continued]

                                                                                                Deficit
                                                                                               accumulated
                                                              Common                             During
                                                              Stock            Deferred        Development
                                                           Subscription      Compensation         Stage                Total
                                                           ------------      ------------      ------------       ------------

Balance, December 31, 2005                                $     37,078   $      (557,315)      $ (11,209,066)     $   (361,352)
Common stock issued in February 2006 in exchange
for services rendered at $4.00 per share (Note D)                  --                --                 --           4,000,000
Common stock issued in February 2006 in exchange
for services rendered at $4.20 per share (Note D)                  --                --                 --           2,226,000
Sale of common stock in March 2006 at $1.00 per
share (Note D)                                                     --                --                 --              24,955
Collection of common stock subscription receivable
(Note D)                                                         30,000              --                 --              30,000
Common stock issued in exchange for common stock
subscribed                                                      (54,978)             --                 --                --
Common stock issued in March 2006 in exchange for
services rendered at $3.00 per share (Note D)                      --                --                 --             394,499
Common stock issued in March 2006 in exchange for
accrued liabilities (Note D)                                       --                --                 --             180,000
Preferred stock issued in March 2006 in exchange
for services rendered at $3.00 per share (Note D)                  --                --                 --              60,000
Common stock issued in April 2006 in exchange for
services rendered at $1.50 per share (Note D)                      --                --                 --              15,586
Common stock issued in April 2006 in exchange for
license fees at $1.50 per share (Note D)                           --                --                 --              52,500
Common stock issued in May 2006 in exchange for
services rendered at $1.20 per share (Note D)                      --                --                 --             282,000
Common stock issued in May 2006 in exchange for
license fees at $1.20 per share (Note D)                           --             (54,000)              --                --
Preferred stock issued in April 2006 in exchange
for services rendered at $2.90 per share (Note D)                  --                --                 --              87,197
Preferred stock issued in May  2006 in exchange
for services rendered and deferred compensation at
$1.50 per share (Note D)                                           --            (312,500)              --             112,000
Preferred stock issued in May  2006 in exchange
for services rendered at $1.90 per share (Note D)                  --                --                 --              79,325
Preferred stock issued in June 2006 in exchange
for services rendered at $1.50 per share (Note D)                  --                --                 --              52,773
Sale of common stock in June 2006 at $1.00 per
share (Note D)                                                     --                --                 --              10,000

Common stock subscriptions                                       55,652              --                 --              55,652
                                                            ------------      ------------      ------------       ------------

Subtotal                                                   $     67,752      $   (923,815)     $(11,209,066)      $  7,301,135
                                                           ============      ============      =============      =============

The  accompanying notes are an integral part of the consolidated financial statements



                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                          STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006



                                                                                                                          Common
                                            Preferred stock                Common stock                Additional         Stock
                                         Shares        Amount          Shares            Amount      Paid in Capital   Subscription
                                        ---------     ----------    ------------     ------------     ------------     ------------
Balance forward                           730,000     $      730       5,070,604     $      5,071     $ 19,360,463     $     67,752
Fractional shares issued in
conjunction with reverse split
(Note D)                                     --             --                14             --               --               --
Common stock issued in August 2006
in exchange for services rendered
at $1.15 per share (Note D)                  --             --            10,000               10           11,490             --
Common stock issued in August 2006
for common stock subscribed                  --             --            96,374               96           77,719          (55,652
Common stock issued in September
2006 in exchange for services
rendered at $1.85 per share (Note D)         --             --            64,285               64          118,862             --
Common stock issued in September
2006 in exchange for services
rendered at $1.97 per share (Note D)         --             --         1,240,000            1,240        2,441,560             --
Sale of common stock in September
2006                                         --             --           214,496              215           78,285             --
Common stock issued in September
2006 in exchange for expenses paid
at $1.00 per share (Note D)                  --             --            10,000               10            9,990             --
Common stock issued in September
2006 in exchange for services
rendered at $1.87 per share (Note D)         --             --           500,000              500          934,500             --
Common stock issued in October 2006
in exchange for services rendered
at $2.00 per share (Note D)                  --             --            15,000               15           29,985             --
Common stock issued in November
2006 in exchange for services
rendered at $1.90 per share (Note D)         --             --           279,484              279          530,740             --
Common stock issued in November
2006 in exchange for services
rendered at $1.70 per share (Note D)         --             --           182,500              183          310,067             --
Sale of common stock in November
2006                                         --             --           103,587              104           72,563             --
Common stock issued in November
2006 in exchange for expenses paid           --             --            62,500               62           49,938             --
Common stock issued in December
2006 in exchange for expenses paid
(Note D)                                     --             --            20,800               21           20,779             --
Common stock issued in December
2006 in exchange for services fees
at $1.60 per share                           --             --            10,000               10           15,990             --
Common stock issued in December
2006 in exchange for services
rendered at $1.25 per share (Note D)         --             --            20,000               20           24,980             --
Sale of common stock in December
2006                                         --             --           240,000              240           89,760             --
Amortization of deferred
compensation                                 --             --              --               --               --               --

Net loss                                     --             --              --               --               --               --
                                        ---------     ----------    ------------     ------------     ------------     ------------

Balance, December 31, 2006                730,000     $      730       8,139,644     $      8,140     $ 24,177,671     $     12,100
                                        =========     ==========    ============     ============     ============     ============

[Table continued]

                                                               Deficit
                                                             accumulated
                                                               During
                                             Deferred       Development
                                            Compensation        Stage            Total
                                           ------------      ------------      ------------

Balance forward                            $   (923,815)     $(11,209,066)     $  7,301,135
Fractional shares issued in
conjunction with reverse split
(Note D)                                           --                --                --
Common stock issued in August 2006
in exchange for services rendered
at $1.15 per share (Note D)                        --                --              11,500
Common stock issued in August 2006
for common stock subscribed                        --                --              22,163
Common stock issued in September
2006 in exchange for services
rendered at $1.85 per share (Note D)               --                --             118,926
Common stock issued in September
2006 in exchange for services
rendered at $1.97 per share (Note D)               --                --           2,442,800
Sale of common stock in September
2006                                               --                --              78,500
Common stock issued in September
2006 in exchange for expenses paid
at $1.00 per share (Note D)                        --                --              10,000
Common stock issued in September
2006 in exchange for services
rendered at $1.87 per share (Note D)               --                --             935,000
Common stock issued in October 2006
in exchange for services rendered
at $2.00 per share (Note D)                        --                --              30,000
Common stock issued in November
2006 in exchange for services
rendered at $1.90 per share (Note D)               --                --             531,019
Common stock issued in November
2006 in exchange for services
rendered at $1.70 per share (Note D)               --                --             310,250
Sale of common stock in November
2006                                               --                --              72,667
Common stock issued in November
2006 in exchange for expenses paid                 --                --              50,000
Common stock issued in December
2006 in exchange for expenses paid
(Note D)                                           --                --              20,800
Common stock issued in December
2006 in exchange for services fees
at $1.60 per share                              (16,000)             --                --
Common stock issued in December
2006 in exchange for services
rendered at $1.25 per share (Note D)               --                --              25,000
Sale of common stock in December
2006                                               --                --              90,000
Amortization of deferred
compensation                                    750,148              --             750,148

Net loss                                           --         (13,120,209)      (13,120,209)
                                           ------------      ------------      ------------

Balance, December 31, 2006                 $   (189,667)     $ 24,329,275)     $   (320,301)
                                           ============      ============      ============



The accompanying notes are an integral part of the consolidated financial statements

                                                               F-15

                                                      SMART SMS CORP.
                                               (FORMERLY AMERICAN IDC CORP.)
                                                A DEVELOPMENT STAGE COMPANY
                                                  STATEMENTS OF CASH FLOWS

                                                                                                  For the period
                                                                                                       from
                                                                                                 June 3, 1997 (date
                                                                                                        of
                                                         For the year ended December 31           inception) through
                                                               2006              2005             December 31, 2006
                                                           ------------      ------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(13,120,209)     $ (5,626,713)         $(24,329,275)
Adjustments to reconcile net loss to cash used in
operating activities:
Common stock issued in exchange for services rendered        11,318,580         2,888,479            17,919,160
Common stock issued for expenses                                 30,800              --                  30,800
Common stock issued for license fee                             106,500           840,000             1,436,500
Amortization of deferred compensation                           750,148           256,005             1,006,153
Preferred stock issued for compensation                         391,295           766,272             1,157,567
Beneficial conversion feature attributable to
convertible debenture                                              --              10,000                10,000
Other income received in the form of restricted
securities                                                         --                --                  33,000
Impairment loss                                                    --                --                 (33,000)
Stock options issued in exchange for services rendered             --                 805               170,105
Common stock issued in exchange for start up costs                 --                --                  96,000
Write off of services fees previously paid with common
stock                                                              --                --                  75,000
Increase (decrease) in:
Cash in excess of available funds                                  (192)              192                  --
Accounts payable and accrued liabilities                        121,294           197,668               828,976
                                                           ------------      ------------          ------------
Net cash used in operating activities:                         (401,784)         (667,292)           (1,599,014)


CASH FLOWS FROM INVESTING ACTIVITIES                               --                --                    --

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
subscriptions                                                   383,936           370,978             1,149,554
Proceeds from convertible debenture                                --              10,000                10,000
Proceeds from other advances, net of repayments                  13,700            14,800                50,500
Proceeds from advances from related party, net of
repayments                                                        4,478           270,536               389,290
                                                           ------------      ------------          ------------

Net cash provided by financing activities                       402,114           666,314             1,599,344


Net increase (decrease) in cash and cash equivalents                330              (978)                  330
Cash and cash equivalents-beginning of the period                  --                 978                  --
                                                           ------------      ------------          ------------

Cash and cash equivalents-end of period                    $        330      $       --            $        330
                                                           ============      ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


Cash paid during the period for interest                   $       --        $       --            $       --

Income taxes paid                                                  --                --                    --

Common stock issued in exchange for services                 11,318,580         2,888,479            17,919,160
Common stock issued in exchange for license fees                106,500           840,000             1,436,500
Common stock issued for expenses                                 30,800              --                  30,800
Stock options issued in exchange for services                      --                 805               170,105
Common stock issued in exchange for prepaid services               --                --                  75,000
Common stock issued for start up costs                             --                --                  96,000
Other income received in form of restricted securities             --                --                  33,000
Common stock issued for accrued management fees                    --             240,000               728,000
Common stock issued in exchange for accrued service fees           --              36,300               158,258
Common stock issued in exchange for officer advances                               29,000               129,435
Common stock issued in exchange for related party note             --             175,000               175,000
Common stock issued in exchange for related party advances         --              40,659                40,659

The accompanying notes are an integral part of the consolidated financial statements

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

At December 31, 2006, all the subsidiaries were inactive. The consolidated financial statements include the accounts of the Company and the above mentioned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is engaged in developing text messaging services. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2006, the Company has accumulated losses of $24,329,275.

Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2006 and 2005, the Company has not generated any revenues.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

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

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2006 and 2005, and for the period from June 3, 1997 (date of inception) to December 31, 2006, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $13,120,209 during the year ended December 31, 2006 and $5,626,713 during the year ended December 31, 2005. The Company's current liabilities exceeded its current assets by $320,301 as of December 31, 2006. For the period from inception through December 31, 2006, the Company has accumulated losses of $24,329,275. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company's pro forma information required under SFAS 123. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.
The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the year ended December 31 2005, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                        Year ended
                                                                     December 31, 2005
        Net loss                                                      $  (5,626,713)
        Deduct: stock-based compensation expense, net of tax                   --
                                                                      -------------

        Pro forma net loss                                            $  (5,626,713)
                                                                      =============


        Net loss per common share -- basic (and fully diluted):
             As reported                                              $       (3.00)
             Deduct: stock-based compensation expense, net of tax
                                                                      -------------

             Pro forma                                                $       (3.00)
                                                                      =============


The Company had no employee stock options issued and outstanding at December 31, 2006. All prior awards of stock options were vested in prior years.

Concentrations of credit risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

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

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended December 31, 2006 and 2005 and for the period from June 3, 1997 (date of inception) to December 31, 2006.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and development costs during the years ended December 31, 2006 and 2005 and for the period from June 3, 1997 (date of inception) to December 31, 2006.

Comprehensive Income

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE B - RELATED PARTY TRANSACTIONS

The Company's officer and principal shareholders have advanced funds to the Company for working capital purposes year ended December 31, 2006 and December 31, 2005. No formal repayment terms or arrangements exist.

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

Total amount due to shareholders was $5,490 at December 31, 2005. At December 31, 2006, the total due officers was $4,478 and total amount due to other shareholders was $5,490.

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

On August 1, 2006 the Company amended its Articles of Incorporation to:

         o Change its authorized level of capital stock to 35,000,000 shares, subdivided alets 25,000,000 shares of Preferred stock (10,000,000 shares were designated as Series A Convertible Preferred Stock) and 10,000,000 shares of common stock.

         o The affect a one for one hundred (1 for 100) "reverse" stock split on the Company's common stock.

All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE D - CAPITAL STOCK (CONTINUED)

Preferred Stock

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

In March 2006, the Company issued an aggregate of 20,000 shares of Series A preferred stock to consultants in exchange for services rendered. The fair value of the preferred stock at issuance, based on the underlying common stock, was $60,000. Compensation cost of $60,000 was charged to operations during the year ended December 31, 2006.

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

In June 2006, the Company issued an aggregate of 35,182 shares of Series A preferred stock to consultants in exchange for services rendered. The fair value of the preferred stock at issuance, based on the underlying common stock, was $52,773. The issuance of the preferred shares was charged to operations during the year ended December 31, 2006.

Total number of Series A preferred shares issued and outstanding at December 31, 2006 and 2005 was 730,000 shares and 320,000 shares, respectively.

Common Stock

As of December 31, 2006 and 2005, the Company has issued and outstanding 8,139,644 shares and 2,933,714 shares of common stock, respectively.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (continued)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (continued)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (continued)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (continued)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (continued)


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

In October 2006, the Company issued an aggregate of 15,000 shares of common stock to consultants in exchange for service fees of $30,000. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In November 2006, the Company issued an aggregate of 524,484 shares of common stock to consultants in exchange for service fees of $891,270. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 103,587 shares of common stock to investors in exchange for $72,666 of proceeds, net of costs and fees.

In December 2006, the Company issued an aggregate of 30,000 shares of common stock to consultants in exchange for service fees of $41,000. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 20,800 shares of common stock in exchange for office expenses of $20,800. The Company issued an aggregate of 240,000 shares of common stock to investors in exchange for $90,000 of proceeds, net of costs and fees.

During the year ended December 31, 2006, the Company amortized shares issued in exchange for deferred compensation and charged to operations an aggregate amount of $750,148. Total deferred compensation at December 31, 2007 to be amortized through June 2008 amounted $135,667.

NOTE E - NON-EMPLOYEE STOCK OPTIONS
The Company did not grant stock options to employees as of December 31, 2006. The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants, after giving effect to 1:100 reverse split in common stock subsequent to the date of the financial statements (Note D and J). These options were granted in lieu of cash compensation for services performed to consultants.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE E - NON-EMPLOYEE STOCK OPTIONS (CONTINUED)

                              Options Outstanding                                  Options Exercisable
                              -------------------                                  -------------------
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------          ------------       --------------  -----------   --------------
           $   5.00             2,000                    0.30          $ 5.00         2,000           $5.00
              50.00             1,000                    2.00           50.00         1,000           50.00
             150.00             1,000                     .25          150.00         1,000          150.00
                                -----                    ----          ------         -----          ------
                                4,000                    0.40         $ 52.50         4,000         $ 52.50
                                =====                    ====         =======         =====         =======

Transactions involving options issued to non-employees are summarized as follows:

                                                                                      Weighted Average
                                                                Number of Shares      Price Per Share

       Outstanding at January 1, 2004                                4,000               $   75.00
                                                                     =====               =========
          Granted                                                    1,750                    5.00
          Exercised                                                      -                       -
          Canceled or expired                                      (2,000)                  150.00
                                                                   -------               ---------
       Outstanding at December 31, 2004                              3,750               $   56.00
                                                                     =====               =========
          Granted                                                    2,000                    5.00
          Exercised                                                      -                       -
          Cancelled                                                (1,750)                    5.00
                                                                   -------               ---------
       Outstanding at December 31, 2005                              4,000               $   52.50
                                                                     =====               =========
          Granted                                                        -                       -
          Exercised                                                      -                       -
          Cancelled                                                      -                       -
                                                                         -                       -
       Outstanding at December 31, 2006                              4,000               $   52.50
                                                                     =====               =========

The weighted-average fair value of stock options granted to consultants during the year ended December 31 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                       2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date                                    2.07%
Expected stock price volatility                                            93%
Expected dividend payout                                                     -
Expected option life-years (a)                                            2.00
(A) THE EXPECTED OPTION/WARRANT LIFE IS BASED ON CONTRACTUAL
 EXPIRATION DATES.

Compensation expenses charged to operations in connection with granting the options to consultants were $805 for the year ended December 31, 2005.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE F - INCOME TAXES (CONTINUED)

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $24,400,000, which expire through 2025, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $7,300,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2006 are as follows:

          Non Current:
                 Net operating loss carryforward     $ 7,300,000
                 Valuation allowance                  (7,300,000)
                                                     -----------
                 Net deferred tax asset              $      --
                                                     ===========

NOTE G - LOSS PER SHARE

The following table presents the computation of basic and diluted losses per share, after giving effect to 1:100 reverse split in common stock subsequent to the date of the financial statements (Note D and J). :


                                                            2006

Net loss available to common shareholders                $(13,120,209)
                                                         ===========

Basic and fully diluted loss per share                   $     (2.43)
                                                         ===========

Weighted average common shares outstanding                 5,405,577
                                                         ===========

For the years ended December 31, 2006 there were no potential dilutive shares outstanding.

NOTE H - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

License Agreements

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation

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


Operating Leases

As of December 31, 2006 and 2005, the Company had no operating leases. The Company did not lease office facilities and was operating out of its Chief Executive Officer's home office.

NOTE I - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period June 3, 1997 through December 31, 2006, the Company has incurred a loss of $24,329,275, and the Company's current liabilities exceeded its current assets by $320,301 as of December 31, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE J - SUBSEQUENT EVENTS

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE J - SUBSEQUENT EVENTS (CONTINUED)

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


Appointment of Management

On March 27, 2007, the Company announced the appointment of Steaphan Weir to replace Gordon Lee as the Chief Executive Officer. Gordon Lee is appointed as the Chairman of the Board. On April 26, 2007, the Company announced the appointment of Layne Bednar to Chief Operating Officer.