Form 10QSB
period 2007-03-31
Smart SMS Corp
filed 2007-12-21
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2007

or

[_]    Transitional report filed under Section 13 or 15(d) of the Exchange Act.

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

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2007


                                Table of Contents


ITEM 1.  FINANCIAL INFORMATION

     FINANCIAL STATEMENTS (UNAUDITED)

     Condensed Consolidated Balance Sheets:
     March 31, 2007 and December 31, 2006                                      3

     Condensed Consolidated Statements of Losses:
     Three Months Ended March 31, 2007 and 2006
     For the Period June 3, 1997 (Date of Inception) through
     March 31, 2007                                                            4

     Condensed Consolidated Statements of Deficiency in Stockholders' Equity
     For the period June 3, 1997 (Date of Inception) through March 31, 2007    5

     Condensed Consolidated Statements of Cash Flows:
     Three Months Ended March 31, 2007 and 2006
     For the period ended June 3, 1997 (Date of Inception) through
     March 31, 2007                                                           15

     Notes to Unaudited Condensed Consolidated Financial Statements
     March 31, 2007                                                           16

  Item 2. Management Discussion and Analysis or Plan of Operation             28

  Item 3. Controls and Procedures                                             33

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                   33

  Item 2. Unregistered Sale of Equity Securities and Use of Proceeds          33

  Item 3. Defaults Upon Senior Securities                                     33

  Item 4. Submission of Matters to a Vote of Security Holders                 33

  Item 5. Other Information                                                   33

  Item 6. Exhibits                                                            33

ITEM 1. FINANCIAL INFORMATION

     FINANCIAL STATEMENTS

                                         SMART SMS CORP.
                                  (FORMERLY AMERICAN IDC CORP.)
                                   A DEVELOPMENT STAGE COMPANY
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (unaudited)
                                                                     March 31,     December 31,
                                                                       2007            2006
                                                                   ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $      1,317    $        330
                                                                   ------------    ------------

Other assets:
Deposits (Note H)                                                  $     70,000    $         --
                                                                   ------------    ------------

Total Assets                                                       $     71,317    $        330
                                                                   ============    ============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable and accrued liabilities                                296,933         250,163
Convertible debenture (Note C)                                           10,000          10,000
Other advances                                                           52,000          50,500
Advances from related party (Note B)                                      5,490           9,968
                                                                   ------------    ------------
Total current liabilities                                               364,423         320,631

COMMITMENTS AND CONTINGENCIES

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share;
  authorized 25,000,000 (Note D):
Preferred stock, series A; par value $0.001 per share;
  authorized 25,000,000 shares; 730,000 and outstanding
  (Liquidation value of $1,460,000, (Note D)                                730             730
Common stock, $0.001 par value; authorized 100,000,000 shares;
  9,809,078 and 8,139,644 shares issued and outstanding as
  of March 31, 2007 and December 31, 2006, respectively (Note D)          9,809           8,140
Additional paid in capital (Note D)                                  25,438,289      24,177,671

Common stock subscriptions, net                                          28,600          12,100

Deferred compensation                                                  (109,750)       (189,667)
Accumulated deficit during development stage                        (25,660,784)    (24,329,275)
                                                                   ------------    ------------

(Deficiency in) stockholders' equity                                   (293,106)       (320,301)

Total liabilities and (deficiency in) stockholders' equity         $     71,317    $        330
                                                                   ============    ============


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements




                                       SMART SMS CORP.
                                (FORMERLY AMERICAN IDC CORP.)
                                 A DEVELOPMENT STAGE COMPANY
                         CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                         (UNAUDITED)

                                                                            For the period from
                                                                               June 3, 1997
                                                                            (date of inception)
                                                Three months ended March 31,     through
                                                   2007            2006       March 31, 2007
                                               ------------    ------------    ------------
Operating expenses:
Selling, general and administrative            $  1,338,859    $  7,113,319    $ 25,167,534
Impairment loss                                          --              --         523,000
                                               ------------    ------------    ------------

  Total operating expenses                        1,338,859       7,113,319      25,690,534

Loss from operations                             (1,338,859)     (7,113,319)    (25,690,534)

Other income (expense)                                7,500              --          40,500
Interest (expense), net                                (150)           (150)        (10,750)
                                               ------------    ------------    ------------

Net income before provision for income taxes     (1,331,509)     (7,113,469)    (25,660,784)

Provision for income taxes                               --              --              --
                                               ------------    ------------    ------------

NET LOSS                                       $ (1,331,509)   $ (7,113,469)   $(25,660,784)
                                               ============    ============    ============

Loss per common share
(basic and assuming dilution)                  $      (0.15)   $      (1.82)
                                               ============    ============
Weighted average common shares outstanding
(basic and assuming dilution)                     8,955,164       3,913,731
                                               ============    ============

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements







                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                          Additional    Common    Deferred     During
                                  Preferred stock        Common stock       Paid in     Stock      Compen-   Development
                                Shares     Amount     Shares     Amount     Capital  Subscription  sation       Stage        Total
                               ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------   ---------

Balance, December 31, 2001            --  $      --     52,000  $      52  $  86,948  $      --   $      --   $ (59,823)  $  27,177

Common stock issued in
  July 2002 in exchange for
  services rendered at $50.00
  per share (Note D)                  --         --      3,000          3    149,997         --          --          --     150,000

Common stock issued in
  October 2002 in exchange
  for services rendered at
  $85.00 per share (Note D)           --         --      3,000          3    254,997         --          --          --     255,000

Sale of common stock in
  October 2002 at $30.00
  per share, net (Note D)             --         --      1,000          1     29,989         --          --          --      29,990

Common stock issued in
  November 2002 in exchange
  for services rendered at
  $35.00 per share (Note D)           --         --      1,100          1     38,499         --          --          --      38,500

Common stock issued in
  December 2002 in exchange
  for services rendered at
  $43.00 per share (Note D)           --         --      2,400          2    103,198         --          --          --     103,200

Sale of common stock in
  December 2002 at $25.00 per
  share (Note D)                      --         --      1,000          1     24,999    (20,000)         --          --       5,000

Issuance of stock options
  in exchange for services
  rendered                            --         --         --         --     51,900         --          --          --      51,900

Net loss                              --         --         --         --         --         --          --    (797,069)   (797,069)
                               ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------   ---------

Balance, December 31, 2002            --  $      --     63,500  $      63    740,527  $(20,000)         --    $(856,892)  $(136,302)
                               =========  =========  =========  =========  =========  =========   =========   =========   =========


See accompanying notes to the unaudited condensed consolidated financial statements




                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                        Additional    Common     Deferred    During
                                Preferred stock      Common stock        Paid in      Stock       Compen-   Development
                                Shares  Amount    Shares      Amount     Capital   Subscription   sation      Stage         Total
                                ------  ------  ----------  ----------  ----------  ----------   ---------  ----------   ----------

Balance, December 31, 2002          --  $   --      63,500  $       63  $  740,527  $  (20,000)  $      --  $ (856,892)  $ (136,302)

Common stock issued in
  January 2003 in exchange
  for services rendered at
  approximately $30.00 per
  share (Note D)                    --      --       4,950           5     149,658          --          --          --      149,663

Common stock issued in
  March 2003 in exchange
  for services rendered at
  approximately $3.00 per
  share (Note D)                    --      --      13,000          13      38,987          --          --          --       39,000

Common stock issued in March
  2003 in exchange for
  startup costs at $3.00 per
  share (Note D)                    --      --      20,000          20      59,980          --          --          --       60,000

Common stock issued in May
  2003 in exchange for
  services rendered at
  approximately $3.00 per
  share (Note D)                    --      --      15,100          15      45,285          --          --          --       45,300

Common stock issued in
  June 2003 in exchange for
  services rendered at
  approximately $3.00 per
  share (Note D)                    --      --       4,100           4      12,296          --          --          --       12,300

Common stock issued in
  June 2003 in exchange for
  startup costs at $3.00 per
  share (Note D)                    --      --      12,000          12      35,988          --          --          --       36,000

Sale of common stock in
  July 2003 at $5.00 per
  share, net of costs (Note D)      --      --       1,000           1       4,999          --          --          --        5,000
                                ------  ------  ----------  ----------  ----------  ----------   ---------  ----------   ----------

 Sub-total                          --  $   --     133,650  $      133  $1,087,720  $  (20,000)  $      --  $ (856,892)  $  210,961
                                ======  ======  ==========  ==========  ==========  ==========   =========  ==========   ==========


See accompanying notes to the unaudited condensed consolidated financial statements





                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

                                                                                                           Deficit
                                                                                                          Accumulated
                                                                      Additional     Common     Deferred    During
                                 Preferred stock    Common stock       Paid in       Stock       Compen-  Development
                                 Shares   Amount   Shares    Amount    Capital    Subscription   sation      Stage        Total
                                 ------   ------   -------   ------   -----------   ---------    ------   -----------  -----------

Balance forward                      --   $   --   133,650   $  133   $ 1,087,720   $ (20,000)   $   --   $  (856,892) $   210,961

Common stock issued in
  July 2003 in exchange
  for services rendered at
  $11.00 per share (Note D)          --       --    67,290       67       762,761          --        --            --      762,828

Common stock issued in
  August 2003 in exchange
  for services rendered at
  $7.00 per share (Note D)           --       --    13,970       14        99,511          --        --            --       99,525

Common stock issued in
  September 2003 in exchange
  for related party debt at
  $5.00 per share (Note D)           --       --     2,300        2        11,498          --        --            --       11,500

Common stock issued in
  September 2003 in exchange
  for services rendered at
  $6.00 per share (Note D)           --       --     3,350        4        17,883          --        --            --       17,887

Common stock issued in
  October 2003 in exchange
  for services rendered at
  $5.00 per share (Note D)           --       --     1,720        2         7,898          --        --            --        7,900

Sale of common stock in
  November 2003 at $6.00 per
  share, net of costs (Note D)       --       --     1,000        1         5,999          --        --            --        6,000

Common stock issued in
  December 2003 in exchange
  for services rendered at
  $10.00 per share (Note D)          --       --     2,360        3        23,597          --        --            --       23,600

Common stock subscription            --       --        --       --            --      92,100        --            --       92,100

Issuance of stock options
  in exchange for services
  rendered                           --       --        --       --        21,080          --        --            --       21,080

Net loss                             --       --        --       --            --          --        --    (1,685,647)  (1,685,647)
                                 ------   ------   -------   ------   -----------   ---------    ------   -----------  -----------

Balance, December 31, 2003           --   $   --   225,640   $  226   $ 2,037,947   $  72,100    $   --   $(2,542,539) $  (432,266)
                                 ======   ======   =======   ======   ===========   =========    ======   ===========  ===========


See accompanying notes to the unaudited condensed consolidated financial statements








                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

                                                                                                           Deficit
                                                                                                          Accumulated
                                                                     Additional     Common     Deferred    During
                              Preferred stock    Common stock         Paid in       Stock       Compen-  Development
                              Shares   Amount   Shares    Amount      Capital    Subscription   sation      Stage          Total
                              ------  ------   -------    ------    -----------   -----------   -------   -----------   -----------
Balance, December 31, 2003        --  $   --   225,640    $  226    $ 2,037,947   $    72,100   $    --   $(2,542,539)  $  (432,266)

Common stock issued in
  February 2004 in exchange
  for services rendered at
  $3.00 per share (Note D)        --      --    82,000        82        253,918            --        --            --       254,000

Common stock issued in
  March 2004 in exchange for
  services rendered at $7.00
  per share (Note D)              --      --     2,150         2         15,288            --        --            --        15,290

Issuance of stock options
  in exchange for services
  rendered                        --      --        --        --         96,320            --        --            --        96,320

Common stock issued in
  April 2004 in exchange
  for services rendered at
  $5.00 per share (Note D)        --      --    18,450        18         89,282            --        --            --        89,300

Common stock issued in
  April 2004 in exchange
  for related party advances
  at $3.00 per share (Note D)     --      --    13,553        14         40,645            --        --            --        40,659

Common stock issued in
  April 2004 in exchange for
  license fee at $6.00 per
  share (Note D)                  --      --    10,000        10         59,990            --        --            --        60,000

Common stock issued in May
  2004 in exchange for
  services rendered at
  approximately $9.00 per
  share (Note D)                  --      --    20,455        20        177,975            --        --            --       177,995

Sale of common stock in
  June 2004 at $6.00 per
  share, net of costs (Note D)    --      --     2,500         3         14,997            --        --            --        15,000

Common stock issued in June
  2004 in exchange for
  services rendered at
  $8.00 per share (Note D)        --      --     3,916         4         29,496            --        --            --        29,500

Common stock cancelled
  previously issued to
  related party for services
  rendered in prior year
  (Note B)                        --      --    (7,000)       (7)      (174,993)           --        --            --      (175,000)
                              ------  ------   -------    ------    -----------   -----------   -------   -----------   -----------
Subtotal                          --  $   --   371,664    $  372    $ 2,640,865   $    72,100   $    --   $(2,542,539)  $   170,798
                              ======  ======   =======    ======    ===========   ===========   =======   ===========   ===========


See accompanying notes to the unaudited condensed consolidated financial statements








                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

                                                                                                           Deficit
                                                                                                          Accumulated
                                                                    Additional     Common      Deferred    During
                               Preferred stock    Common stock       Paid in       Stock        Compen-   Development
                               Shares  Amount   Shares    Amount     Capital    Subscription    sation       Stage         Total
                               ------  ------   -------   ------   -----------   -----------   --------   -----------   -----------
Balance forward                    --  $   --   371,664   $  372   $ 2,640,865   $    72,100   $     --   $(2,542,539)  $   170,798

Common stock issued in
  July 2004 in exchange
  for services rendered at
  $8.00 per share (Note D)         --      --    21,342       22       174,683            --         --            --       174,705

Sale of common stock in
  July 2004 at $8.00 per
  share, net of costs (Note D)     --      --     3,300        3        25,747            --         --            --        25,750

Common stock issued in
  August 2004 in exchange
  for services rendered at
  $6.00 per share (Note D)         --      --     9,500       10        59,490            --         --            --        59,500

Common stock issued in
  August 2004 in exchange
  for services rendered and
  advances to related party
  at $5.00 per share (Note D)      --      --    40,000       40       199,960            --         --            --       200,000

Sale of common stock in
  August 2004 at $5.00 per
  share, net of costs (Note D)     --      --     4,000        4        20,596            --         --            --        20,600

Common stock issued in
  September 2004 in exchange
  for services rendered at
  $6.00 per share (Note D)         --      --     7,960        8        49,675            --         --            --        49,683

Sale of common stock in
  September 2004 at $5.00
  per share, net of costs
  (Note D)                         --      --     1,000        1         4,999            --         --            --         5,000

Sale of common stock in
  October 2004 at $5.00 per
  share, net of costs (Note D)     --      --    21,000       21       114,979            --         --            --       115,000

Common stock issued in
  October 2004 in exchange
  for services rendered at
  $6.00 per share (Note D)         --      --   103,350      103       575,122            --         --            --       575,225

Common stock issued in
  November 2004 in exchange
  for license fees at $5.00
  per share (Note D)               --      --    80,000       80       429,920            --         --            --       430,000

Common stock issued in
  November 2004 in exchange
  for services rendered at
  $5.00 per share (Note D)         --      --    56,000       56       489,944            --         --            --       490,000

Sale of common stock in
  December 2004 at $3.00 per
  share, net of costs (Note D)     --      --    11,250       11        35,889            --         --            --        35,900

Common stock issued in
  December 2004 in exchange
  for services rendered at
  $6.00 per share (Note D)         --      --    33,150       33       185,467            --         --            --       185,500

Common stock subscription          --      --        --       --            --        39,300         --            --        39,300

Net loss                           --      --        --       --            --            --         --    (3,039,814)   (3,039,814)
                               ------  ------   -------   ------   -----------   -----------   --------   -----------   -----------

Balance, December 31, 2004         --  $   --   763,516   $  764   $ 5,007,336   $   111,400   $     --   $(5,582,353)  $  (462,853)
                               ======  ======   =======   ======   ===========   ===========   ========   ===========   ===========


See accompanying notes to the unaudited condensed consolidated financial statements






                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                      Additional     Common     Deferred     During
                             Preferred stock      Common stock         Paid in       Stock       Compen-   Development
                             Shares   Amount    Shares     Amount      Capital    Subscription   sation       Stage         Total
                             ------   ------   ---------   -------   -----------   -----------  --------   -----------   ----------

Balance, December 31, 2004       --   $   --     763,516   $   764   $ 5,007,336   $   111,400  $     --   $(5,582,353)  $ (462,853)

Stock subscriptions settled
  by related party (Note B)      --       --          --        --            --       (60,000)       --            --      (60,000)

Common stock issued in
  January 2005 in exchange
  for accrued service fees
  at $4.40 per share (Note D)    --       --       3,980         4        17,508            --        --            --       17,512

Common stock issued in
  January 2005 in exchange
  for common stock subscribed
  (Note D)                       --       --       7,500         7        12,493       (12,500)       --            --           --

Common stock issued in
  February 2005 in exchange
  for services rendered at
  $4.90 per share (Note D)       --       --      11,000        11        53,889            --        --            --       53,900

Common stock issue in
  February 2005 in exchange
  for prepaid services at
  $4.90 per share (Note D)       --       --      20,000        20        97,980            --   (98,000)           --           --

Sale of common stock in
  March 2005 at $1.00 per
  share (Note D)                 --       --      10,000        10         9,990            --        --            --       10,000

Common stock issued in
  March 2005 in exchange
  for cash and stock
  subscription (Note D)          --       --      33,229        33        41,767       (26,800)       --            --       15,000

Sale of common stock in
  March 2005 at $3.00 per
  share (Note D)                 --       --       6,667         7        19,993            --        --            --       20,000

Common stock issued in
  March 2005 in exchange
  for licensing fees at
  $2.10 per share (Note D)       --       --     400,000       400       839,600            --        --            --      840,000

Common stock issued in
  March 2005 in exchange
  for services rendered at
  $2.50 per share (Note D)       --       --      12,000        12        29,988            --        --            --       30,000

Common stock issued in
  March 2005 in exchange
  for service rendered at
  approximately $2.32 per
  share (Note D)                 --       --      11,000        11        25,489            --        --            --       25,500

Common stock issued in
  March 2005 to related
  party in exchange for
  services rendered, note
  payable, and previously
  incurred debt at $2.50
  per share (Note D)             --       --     462,750       463     1,156,412            --        --            --    1,156,875

Options issued for
  services rendered              --       --          --        --           805            --        --            --          805
                             ------   ------   ---------   -------   -----------   -----------  --------   -----------   ----------

Subtotal                         --   $   --   1,741,642   $ 1,742   $ 7,313,250   $    12,100  $(98,000)  $(5,582,353)  $1,646,739
                             ======   ======   =========   =======   ===========   ===========  ========   ===========   ==========


See accompanying notes to the unaudited condensed consolidated financial statements





                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007


                                                                                                         Deficit
                                                                                                        Accumulated
                                                                    Additional    Common     Deferred     During
                               Preferred stock      Common stock      Paid in      Stock      Compen-   Development
                               Shares   Amount    Shares    Amount    Capital   Subscription  sation       Stage          Total
                               -------  ------  ---------  -------  -----------  ---------   ---------  ------------   ------------

Balance forward                     --  $   --  1,741,642  $ 1,742  $ 7,313,250  $  12,100   $ (98,000) $ (5,582,353)  $  1,646,739

Common stock issued in
  April 2005 in exchange
  for services rendered at
  $1.50 per share (Note D)          --      --    170,000      170      254,830         --          --            --        255,000

Common stock issued in
  April 2005 in exchange
  for accrued service fees
  at $1.50 per share (Note D)       --      --     70,000       70      104,930         --          --            --        105,000

Common stock issued in
  August 2005 in exchange
  for services rendered at
  $3.90 per share (Note D)          --      --    231,330      231      901,956         --          --            --        902,187

Sale of common stock in
  August 2005 at $1.55 per
  share (Note D)                    --      --      9,000        9       13,991         --          --            --         14,000

Sale of common stock in
  October 2005 at $1.21 per
  share (Note D)                    --      --     53,000       53       94,047    (30,000)         --            --         64,100

Common stock issued in
  October 2005 in exchange
  for services rendered at
  $1.60 per share (Note D)          --      --    107,833      108      172,425         --          --            --        172,533

Common stock issued in
  October 2005 in exchange
  for service fees at
  $1.60 per share (Note D)          --      --     54,000       54       86,346         --      (8,000)           --         78,400

Sale of common stock in
  November 2005 at $1.00
  per share (Note D)                --      --    132,900      133      132,767         --          --            --        132,900

Sale of common stock in
  November 2005 at $0.67
  per share (Note D)                --      --     30,000       30       19,970         --          --            --         20,000

Common stock issued in
  November 2005 in exchange
  for service fees at $4.00
  per share (Note D)                --      --    208,009      208      831,831         --    (707,320)           --        124,719

Sale of common stock in
  November 2005 at $0.50
  per share (Note D)                --      --     20,000       20        9,980         --          --            --         10,000

Sale of common stock in
  December 2005 at $1.00
  per share (Note D)                --      --     30,000       30       29,970         --          --            --         30,000

Common stock issued in
  December 2005 in exchange
  for service fees at $4.80
  per share (Note D)                --      --     76,000       76      364,724         --          --            --        364,800

Issuance of series A
  preferred stock in
  exchange for services
  rendered at $3.20 per
  share (Note D)               320,000     320         --       --    1,023,680         --          --            --      1,024,000

Common stock subscription           --      --         --       --           --     54,978          --            --         54,978

Beneficial conversion
  feature of convertible
  debenture (Note C)                --      --         --       --       10,000         --          --            --         10,000

Amortization of
  deferred compensation             --      --         --       --           --         --     256,005            --        256,005

Net loss                            --      --         --       --           --         --          --    (5,626,713)    (5,626,713)
                               -------  ------  ---------  -------  -----------  ---------   ---------  ------------   ------------

Balance, December 31, 2005     320,000  $  320  2,933,714  $ 2,934   11,364,697  $  37,078   $(557,315) $(11,209,066)  $   (361,352)
                               =======  ======  =========  =======  ===========  =========   =========  ============   ============


See accompanying notes to the unaudited condensed consolidated financial statements







                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

                                                                                                          Deficit
                                                                                                         Accumulated
                                                                    Additional    Common     Deferred      During
                              Preferred stock     Common stock       Paid in      Stock       Compen-    Development
                              Shares   Amount   Shares     Amount    Capital   Subscription   sation        Stage          Total
                              -------  ------  ---------  --------  -----------  ---------  -----------  ------------   -----------

Balance, December 31, 2005    320,000  $  320  2,933,714  $  2,934  $11,364,697  $  37,078  $  (557,315) $(11,209,066)  $  (361,352)

Common stock issued in
  February 2006 in exchange
  for services rendered at
  $4.00 per share (Note D)         --      --  1,000,000     1,000    3,999,000         --           --            --     4,000,000

Common stock issued in
  February 2006 in exchange
  for services rendered at
  $4.20 per share (Note D)         --      --    530,000       530    2,225,470         --           --            --     2,226,000

Sale of common stock in
  March 2006 at $1.00 per
  share (Note D)                   --      --     25,000        25       24,930         --           --            --        24,955

Collection of common stock
  subscription receivable
  (Note D)                         --      --         --        --           --     30,000           --            --        30,000

Common stock issued in
  exchange for common
  stock subscribed                 --      --     65,000        65       54,913    (54,978)          --            --            --

Common stock issued in
  March 2006 in exchange
  for services rendered at
  $3.00 per share (Note D)         --      --    131,500       131      394,368         --           --            --       394,499

Common stock issued in
  March 2006 in exchange for
  accrued liabilities (Note D)     --      --     50,000        50      179,950         --           --            --       180,000

Preferred stock issued in
  March 2006 in exchange
  for services rendered at
  $3.00 per share (Note D)     20,000      20         --        --       59,980         --           --            --        60,000

Common stock issued in
  April 2006 in exchange for
  services rendered at $1.50
  per share (Note D)               --      --     10,390        11       15,575         --           --            --        15,586

Common stock issued in
  April 2006 in exchange for
  license fees at $1.50 per
  share (Note D)                   --      --     35,000        35       52,465         --           --            --        52,500

Common stock issued in
  May 2006 in exchange for
  services rendered at $1.20
  per share (Note D)               --      --    235,000       235      281,765         --           --            --       282,000

Common stock issued in
  May 2006 in exchange for
  license fees at $1.20 per
  share (Note D)                   --      --     45,000        45       53,955         --      (54,000)           --            --

Preferred stock issued in
  April 2006 in exchange
  for services rendered at
  $2.90 per share (Note D)     30,068      30         --        --       87,167         --           --            --        87,197

Preferred stock issued in
  May 2006 in exchange for
  services rendered and
  deferred compensation at
  $1.50 per share (Note D)    283,000     283         --        --      424,217         --     (375,000)           --        49,500

Preferred stock issued in
  May  2006 in exchange
  for services rendered at
  $1.90 per share (Note D)     41,750      42         --        --       79,283         --           --            --        79,325

Preferred stock issued in
  June 2006 in exchange for
  services rendered at $1.50
  per share (Note D)           35,182      35         --        --       52,738         --           --            --        52,773

Sale of common stock in
  June 2006 at $1.00 per
  share (Note D)                   --      --     10,000        10        9,990         --           --            --        10,000

Common stock subscriptions         --      --         --        --           --     55,652           --            --        55,652
                              -------  ------  ---------  --------  -----------  ---------  -----------  ------------   -----------

Subtotal                      730,000  $  730  5,070,604  $  5,071  $19,360,463  $  67,752  $  (986,315) $(11,209,066)  $ 7,238,635
                              =======  ======  =========  ========  ===========  =========  ===========  ============   ===========


See accompanying notes to the unaudited condensed consolidated financial statements



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

                                                                                                           Deficit
                                                                                                          Accumulated
                                                                     Additional    Common     Deferred      During
                              Preferred stock     Common stock        Paid in      Stock       Compen-    Development
                              Shares   Amount    Shares     Amount    Capital   Subscription   sation        Stage         Total
                             -------  --------  ---------  -------  ------------  ---------  ----------  ------------  ------------

Balance forward              730,000  $    730  5,070,604  $ 5,071  $ 19,360,463  $  67,752  $ (986,315) $(11,209,066) $  7,238,635

Fractional shares issued
  in conjunction with
  reverse split (Note D)          --        --         14       --            --         --          --            --            --

Common stock issued in
  August 2006 in exchange
  for services rendered
  at $1.15 per share (Note D)     --        --     10,000       10        11,490         --          --            --        11,500

Common stock issued in
  August 2006 for common
  stock subscribed                --        --     96,374       96        77,719    (55,652)         --            --        22,163

Common stock issued in
  September 2006 in
  exchange for services
  rendered at $1.85 per
  share (Note D)                  --        --     64,285       64       118,862         --          --            --       118,926

Common stock issued in
  September 2006 in
  exchange for services
  rendered at $1.97 per
  share (Note D)                  --        --  1,240,000    1,240     2,441,560         --          --            --     2,442,800

Sale of common stock in
  September 2006                  --        --    214,496      215        78,285         --          --            --        78,500

Common stock issued in
  September 2006 in
  exchange for expenses
  paid at $1.00 per
  share (Note D)                  --        --     10,000       10         9,990         --          --            --        10,000

Common stock issued in
  September 2006 in
  exchange for services
  rendered at $1.87 per
  share (Note D)                  --        --    500,000      500       934,500         --          --            --       935,000

Common stock issued in
  October 2006 in
  exchange for services
  rendered at $2.00 per
  share (Note D)                  --        --     15,000       15        29,985         --          --            --        30,000

Common stock issued in
  November 2006 in
  exchange for services
  rendered at $1.90 per
  share (Note D)                  --        --    279,484      279       530,740         --          --            --       531,019

Common stock issued in
  November 2006 in
  exchange for services
  rendered at $1.70 per
  share (Note D)                  --        --    182,500      183       310,067         --          --            --       310,250

Sale of common stock in
  November 2006                   --        --    103,587      104        72,563         --          --            --        72,667

Common stock issued in
  November 2006 in
  exchange for expenses paid      --        --     62,500       62        49,938         --          --            --        50,000

Common stock issued in
  December 2006 in
  exchange for expenses
  paid (Note D)                   --        --     20,800       21        20,779         --          --            --        20,800

Common stock issued in
  December 2006 in
  exchange for services
  rendered at $1.60 per share     --        --     10,000       10        15,990         --     (16,000)           --            --

Common stock issued in
  December 2006 in
  exchange for services
  rendered at $1.25 per
  share (Note D)                  --        --     20,000       20        24,980         --          --            --        25,000

Sale of common stock in
  December 2006                   --        --    240,000      240        89,760         --          --            --        90,000

Amortization of deferred
  compensation                    --        --         --       --            --         --     812,648            --       812,648

Net loss                          --        --         --       --            --         --          --   (13,120,209)  (13,120,209)
                             -------  --------  ---------  -------  ------------  ---------  ----------  ------------  ------------

Balance, December 31, 2006   730,000  $    730  8,139,644  $ 8,140  $ 24,177,671  $  12,100  $ (189,667) $(24,329,275) $   (320,301)
                             =======  ========  =========  =======  ============  =========  ==========  ============  ============


See accompanying notes to the unaudited condensed consolidated financial statements





                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2007

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                   Additional    Common     Deferred       During
                              Preferred stock     Common stock      Paid in      Stock       Compen-     Development
                              Shares   Amount   Shares    Amount    Capital   Subscription   sation         Stage         Total
                              -------  ------  ---------  ------  ------------  --------  ------------   ------------  ------------

Balance, December 31, 2006    730,000  $  730  8,139,644  $8,140  $ 24,177,671  $ 12,100  $   (189,667)  $(24,329,275) $   (320,301)

Common stock issued in
  January 2007 in
  exchange for services
  rendered at $1.65
  per share (Note D)               --      --    168,500     168       277,857        --            --             --       278,025

Sale of common stock
  in February 2007                 --      --    105,000     105        54,895        --            --             --        55,000

Common stock issued in
  February 2007 in
  exchange for services
  rendered at $0.80 per
  share (Note D)                   --      --    200,000     200       159,800        --            --             --       160,000

Common stock issued in
  February 2007 in exchange
  for services rendered at
  $0.90 per share (Note D)         --      --    250,000     250       224,750        --            --             --       225,000

Common stock issued in
  February 2007 in exchange
  for services rendered at
  $0.95 per share (Note D)         --      --    164,234     164       155,858        --            --             --       156,022

Common stock issued in
  February 2007 in exchange
  for expenses paid at $0.95
  per share (Note D)               --      --     19,200      19        18,221        --            --             --        18,240

Sale of common stock in
  March 2007                       --      --    525,000     525       266,975        --            --             --       267,500

Common stock issued in
  March 2007 in exchange
  for services rendered at
  $0.40 per share                  --      --    200,000     200        79,800        --            --             --        80,000

Common stock issued in
  March 2007 in exchange
  for expenses paid at
  $0.60 per share (Note D)         --      --     37,500      38        22,462        --            --             --        22,500

Common stock subscriptions,
  net                              --      --         --      --            --    16,500            --             --        16,500

Amortization of deferred
  compensation                     --      --         --      --            --        --        79,917             --        79,917

Net loss                           --      --         --      --            --        --            --     (1,331,509)   (1,331,509)
                              -------  ------  ---------  ------  ------------  --------  ------------   ------------  ------------

Balance, March 31, 2007       730,000  $  730  9,809,078  $9,809  $ 25,438,289  $ 28,600  $   (109,750)  $(25,660,784) $   (293,106)
                              =======  ======  =========  ======  ============  ========  ============   ============  ============


See accompanying notes to the unaudited condensed consolidated financial statements




                                                  SMART SMS CORP.
                                           (FORMERLY AMERICAN IDC CORP.)
                                            A DEVELOPMENT STAGE COMPANY
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                                  For the period from
                                                                         For the three months     June 3, 1997 (date of
                                                                            ended March 31,        inception) through
                                                                         2007             2006       March 31, 2007
                                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (1,331,509)   $ (7,113,469)   $(25,660,784)
Adjustments to reconcile net loss to cash used
  in operating activities:

Common stock issued in exchange for services rendered                      921,547       6,620,499      18,840,707
Common stock issued for license fee                                             --              --       1,436,500
Common stock issued for in exchange for expenses                            18,240              --          49,040
Amortization of deferred compensation                                       79,917         211,558       1,148,570
Preferred stock issued for compensation                                         --          60,000       1,095,067
Beneficial conversion feature attributable to convertible debenture             --              --          10,000
Other income received in the form of restricted securities                      --              --          33,000
Impairment loss                                                                 --                         (33,000)
Stock options issued in exchange for services rendered                          --              --         170,105
Common stock issued in exchange for start up costs                              --              --          96,000
Write off of services fees previously paid with common stock                    --              --          75,000
 (Increase) decrease in:
   Deposits                                                                (70,000)             --         (70,000)
 Increase (decrease) in:
   Cash in excess of available funds                                            --             621              --
   Accounts payable and accrued liabilities                                 46,770          85,036         875,746
                                                                      ------------    ------------    ------------

Net cash used in operating activities:                                    (335,035)       (135,755)     (1,934,049)

CASH FLOWS FROM INVESTING ACTIVITIES                                            --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscriptions                 339,000          54,955       1,488,554
Proceeds from convertible debenture                                             --              --          10,000
Proceeds from other advances, net of repayments                              1,500          29,200          52,000
Proceeds from advances from related party, net of repayments                (4,478)         51,600         384,812
                                                                      ------------    ------------    ------------

Net cash provided by financing activities                                  336,022         135,755       1,935,366

Net increase (decrease) in cash and cash equivalents                           987              --           1,317

Cash and cash equivalents-beginning of the period                              330              --              --
                                                                      ------------    ------------    ------------

Cash and cash equivalents-end of period                               $      1,317    $         --    $      1,317
                                                                      ============    ============    ============



                                    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                      ------------    ------------    ------------
Cash paid during the period for interest                              $         --    $         --    $         --
Income taxes paid                                                               --              --              --
Common stock issued in exchange for services                               921,547       6,620,499      18,910,707
Common stock issued in exchange for license fees                                --              --       1,436,500
Stock options issued in exchange for services                                   --              --         170,105
Common stock issued in exchange for prepaid services                            --              --          75,000
Common stock issued for start up costs                                          --              --          96,000
Other income received in form of restricted securities                          --              --          33,000
Common stock issued for accrued management fees                                 --              --         610,512
Common stock issued in exchange for accrued service fees                        --         180,000         158,258
Common stock issued in exchange for officer advances                            --              --         129,435
Common stock issued in exchange for related party note                          --              --         175,000
Common stock issued in exchange for related party advances                      --              --         358,163
Common stock subscription settled by related party                              --              --          60,000




The accompanying notes are an integral part of the unaudited condensed consolidated financial statements


                                                        15


                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

At March 31, 2007, all the subsidiaries were dormant. The consolidated financial statements include the accounts of the Company and the above mentioned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is engaged in developing text messaging services. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2007, the Company has accumulated losses of $25,660,784.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Revenue Recognition
-------------------

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At March 31, 2007, the Company has not generated any revenues.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amended SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Effective for the year ended December 31, 2006 the Company has adopted SFAS 123
(R) which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and eliminates the intrinsic value method that was provided in SFAS 123 for accounting of stock-based compensation to employees.

The Company had no employee stock options issued and outstanding at March 31, 2007. All prior awards of stock options were vested in prior years.

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

New Accounting Pronouncements
-----------------------------

For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has adopted EITF 00-19-2 effective January 1, 2007 (See above).

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008 (our Fiscal 2010). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

NOTE B - RELATED PARTY TRANSACTIONS

The Company's officer and principal shareholders have advanced funds to the Company for working capital purposes during the three months ended March 31, 2007 and during the year ended December 31, 2006. No formal repayment terms or arrangements exist.

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

At March 31, 2007, the Company has no liabilities due to its officers, and total amount due to other shareholders was $5,490. Total amount due to officer and shareholders was $9,968 at December 31, 2006.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



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

On August 1, 2007, the Company amended their articles of incorporation to change their capital stock to consist of 100,000,000 shares; 25,000,000 shares to be preferred stock with a par value of $0.001 and 75,000,000 shares of common stock with a par value of $0.001.

On November 29, 2007, subsequent to the financial statements, the Board of Directors passed a resolution to amend the Articles of Incorporation to amend Article Four to read "the capital stock of this corporation shall consist of one Hundred and twentyfive million (125,000,000) shares of capital stock of which twenty five million (25,000,000) shall be shares of preferred stock with a par value of $.001 per share ("preferred stock"), and 100 million (100,000,000) shall be shares of common stock with a par value of $.001 per share ("common stock"). The board of directors, by resolution only and without further action or approval, may cause the corporation to issue such preferred stock in one or more series and to establish the designation, voting powers, preferences and rights of each rights of each series of preferred red stock." (Note H)

Preferred Stock
---------------

On November 23, 2005, the Company's board of directors passed a resolution to create the Company's Series A Convertible Preferred Stock (the "Series A Preferred"). The Articles of Incorporation, as amended, provide that the Company shall have the authority to issue One Billion Twenty Five Million (125,000,000) shares of capital stock, of which Twenty Five Million (25,000,000) shall be shares of Preferred Stock with a par value of $0.001 per share ("Preferred Stock"), and One hundred million (100,000,000) shall be shares of Common Stock with a par value of $0.001 per share ("Common Stock"). The board of directors, by resolution only and without further action or approval, may cause the Company to issue such Preferred Stock in one or more series and to establish the designation, voting powers, other powers, preferences and rights of each series of Preferred Stock. Subsequent to the date of the financial statements, the authorized common stock was increased from 75,000,000 to 100,000,000 shares (Note H).

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

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

In May 2006, the Company issued an aggregate of 354,818 shares of Series A preferred stock to consultants in exchange for services fees and deferred compensations. The fair value of the preferred stock at issuance, based on the underlying common stock, was $591,022. Compensation expenses of $278,522 were charged to operations in May 2006, and the remaining $375,000 was accounted for as deferred compensation and amortized through the terms of the service agreement.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

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

In June 2003, the Company issued additional 12,000 shares of common stock at $0.03 per share to purchase the website domain which the Company plans to integrate to its future growth and development of online services and products. Valuation of common stock issued was based upon the value of the website domain acquired, which did not differ materially from the fair value of the Company's common stock during the same period. Additional start-up costs of $36,000 were charged to income during the year ended December 31, 2003.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (continued)
------------------------

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (continued)
------------------------

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

In January 2007, the Company issued an aggregate of 168,500 shares of common stock to consultants in exchange for service fees of $277,857. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In February 2007, the Company issued an aggregate of 614,234 shares of common stock to consultants in exchange for service fees of $540,408. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 19,200 shares of common stock in exchange for office expenses of $18,221.

In March 2007, the Company issued an aggregate of 237,500 shares of common stock to consultants in exchange for service fees of $102,262. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 525,000 shares of common stock to investors in exchange for $266,975 of proceeds, net of costs and fees.

During the three months ended March 31, 2007 and 2006, the Company amortized shares issued in exchange for deferred compensation and charged to operations an aggregate amount of $62,500 and $211,558, respectively. Total deferred compensation at March 31, 2007 to be amortized through June 30, 2007 amounted $62,500.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


NOTE E - NON-EMPLOYEE STOCK OPTIONS

The Company did not grant stock options to employees as of March 31, 2007. The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants, after giving effect to 1:100 reverse split in common stock subsequent to the date of the financial statements (Note D and H). These options were granted in lieu of cash compensation for services performed to consultants.

                              OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                                         WEIGHTED AVERAGE             WEIGHED                       WEIGHTED
                          NUMBER       REMAINING CONTRACTUAL          AVERAGE         NUMBER        AVERAGE
   EXERCISE PRICES     OUTSTANDING        LIFE (YEARS)             EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE
   ---------------     -----------     ---------------------       --------------  -----------   --------------
      $   5.00             2,000              0.30                     $ 5.00          2,000         $ 5.00
         50.00             1,000              1.75                     50.00          1,000           50.00
        150.00             1,000              0.25                    150.00          1,000          150.00
                       -----------         ---------                ----------     -----------   --------------
                           4,000              0.46                  $  52.50          4,000         $ 52.50
                       ===========         =========                ==========     ===========   ==============

Transactions involving options issued to non-employees are summarized as follows:

                                                                                         Weighted Average
                                                                Number of Shares         Price Per Share
                                                                ----------------         ---------------
       Outstanding at January 1, 2005                                  4,000                $  52.50
                                                                       =====                ========
          Granted                                                          -                       -
          Exercised                                                        -                       -
          Canceled or expired                                              -                       -
                                                                           -                       -
       Outstanding at December 31, 2005                                4,000                   52.50
                                                                       =====                ========
          Granted                                                          -                       -
          Exercised                                                        -                       -
          Cancelled                                                        -                       -
                                                                           -                       -
       Outstanding at December 31, 2006                                4,000                $  52.50
                                                                       =====                ========
          Granted                                                          -                       -
          Exercised                                                        -                       -
          Cancelled                                                        -                       -
                                                                           -                       -
       Outstanding at March 31, 2007                                   4,000                $  52.50
                                                                       =====                ========

There were no compensation costs charged to operations in connection with granting options to consultants during the three months ended March 31, 2007 and 2006.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE G - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the period June 3, 1997 through March 31, 2007, the Company has incurred a loss of $25,660,784, and the Company's current liabilities exceeded its current assets by $363,106 as of March 31, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE H - SUBSEQUENT EVENTS

Equity
------

On August 1, 2007, the Board of Directors passed a resolution to amend the Articles of Incorporation to amend Article Four to read "the capital stock of this corporation shall consist of one hundred million (100,000,000) shares of capital stock of which twenty five million (25,000,000) shall be shares of preferred stock with a par value of $.001 per share ("preferred stock"), and 75 million (75,000,000) shall be shares of common stock with a par value of $.001 per share ("common stock"). The board of directors, by resolution only and without further action or approval, may cause the corporation to issue such preferred stock in one or more series and to establish the designation, voting powers, preferences and rights of each rights of each series of preferred red stock."

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE H - SUBSEQUENT EVENTS (CONTINUED)

Equity (continued)
------------------

On November 29, 2007, the Board of Directors passed a resolution to amend the Articles of Incorporation to amend Article Four to read "the capital stock of this corporation shall consist of one hundred million (125,000,000) shares of capital stock of which twenty five million (25,000,000) shall be shares of preferred stock with a par value of $.001 per share ("preferred stock"), and 100 million (100,000,000) shall be shares of common stock with a par value of $.001 per share ("common stock"). The board of directors, by resolution only and without further action or approval, may cause the corporation to issue such preferred stock in one or more series and to establish the designation, voting powers, preferences and rights of each rights of each series of preferred red stock. "Subsequent to the date of financial statements, the Company issued an aggregate of 1,026,333 shares of common stock to investors in connection with private placements. The Company also issued an aggregate of 24,302,252 shares of common stock to consultants in exchange for services rendered.

Financing:
----------

On August 6, 2007 Company received $13,000,000 in outside funding through the sale of senior secured notes to be used for acquisitions. In connection with such sale, STMC also issued 13,000,000 shares of its common stock with a Rule 144 restrictive legend. The investment was made by 3V Capital Management, LLC as trading advisor for Distressed High Yield Trading Opportunities Fund, Ltd. 3V Capital Management, LLC and Stagg Capital Group, LLC have until December 14, 2007 to have exclusive rights to purchase an additional $7,000,000 of senior secured notes and common stock on the same terms as the August 06, 2007 financing. At this time, the Company ceased to remain a development company and became a consulting and mobile banking company.

Acquisitions:
-------------

On August 8, 2007 the Company concurrent with the $13,000,000 financing from 3V Capital Management, LLC and Stagg Capital Group, LLC, Smart SMS Corp. acquired Kevlertech, Inc. d/b/a Millennium Information & Technology Consultants ("MIT Consultants") for $12,000,000 cash and 15,000,000 shares of the company common stock with a Rule 144 restrictive legend.

On March 1, 2007, the Company paid $70,000 deposit for the possible acquisition of RBA International. The Company has not concluded the possible acquisition nor determined the final purchase price, if acquired.

Appointments:
-------------

On March 27, 2007, the Company announced the appointment of Steaphan Weir to Chief Executive Officer. On April 26, 2007, the Company announced the appointment of Layne Bednar to Chief Operating Officer. On October 26, 2007, the Company announced the appointment of Beth Ochoa to General Counsel and Corporate Secretary.

Resignations:
-------------

On October 1, 2007, the Company announced the resignation and retirement of Gordon Lee as Chairman of the Board.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

During the next twelve months, we plan to concentrate our efforts on developing our text messaging services known as SMS and MMS and identifying specific markets and clients for these services. We intend to rely on the experience and expertise of our management to study the market for these services. We have contracted with an SMS company in California to participate in the development and design of SMARTSMSCORP.com. They are contracted to provide their programming expertise to create a working, navigational, music downloading site. These programmers will continue to provide us with technical support and 24/7 customer service for our SMS platform.

Because we remain essentially a start-up development company with limited capital resources, it may be necessary for our officers and shareholders to either advance funds to us, or to accrue expenses until such time as an additional financing can be made. Our Chief Executive Officer and principal shareholders have advanced funds to us for working capital purposes as of March 31, 2007 and December 31, 2006, respectively. No formal repayment terms or arrangements exist. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until our product development and marketing reaches a point when additional financing will be possible. Further, our Chief Executive Officer will defer major cash compensation until such time as we begin to earn revenues from operations. It is clear to us that present funding is not sufficient for the launch of our operations, and that we must interest investors in one or more secondary capital formation programs before we can launch. We do not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to continue operations. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. Management is now engaged in evaluating the feasibility of further limited offerings or private placements, whether to develop a program for investors involving royalties or profit participation in actual product sales, with investments tied to specific products, or whether to attempt to register securities for sale, pursuant to
Section 5 of the SECURITIES ACT OF 1933. It is the conclusion of management that significant additional capital formation is necessary to launch operations successfully. We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis, until we begin to earn revenues from operations. Other than our current commitments, outside advisors or consultants will be used only if they can be obtained for a minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner as we continue to develop our business plan during the next twelve months. We are developing the software for launch of Smart SMS. Expenses of this development are expected to be $1,000,000 during 2007. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,2007 AND 2006
REVENUES - We had no revenues for the three months ended March 31, 2007 or March 31, 2006. We are in the process of developing our text messaging services as discussed above.

COSTS AND EXPENSES - General costs and expenses substantially increased from $7,113,319 for the three months ended March 31, 2006 to $1,338,859 for the same period ended March 31, 2007. This change is due to increased activities as the result of our abandoning our online interactive business and seeking a new business, resulting in our entering into the text messaging business by way of a license agreement.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had a working capital deficit of $363,106 compared to a working capital deficit of $320,301 at December 31, 2006, a increase in deficit of $42,805. This decrease in deficit is primarily due to an increase in accounts payable and other accrued liabilities.

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

We generated a cash flow deficit from operations of $335,035 for the three months ended March 31, 2007. Cash flow deficits from operating activities for the three months ended March 31, 2007 is primarily attributable to our net loss from operations of $1,331,509, adjusted for common stock issued for services and expenses of $939,787, and amortization of deferred compensation of $79,917. The cash flow deficit was increased by the changes in our current assets and Liabilities of $23,230.

Cash flow provided from financing activities was $336,022 for the three months ended March 31, 2007. Proceeds received during this period were $339,000 derived from proceeds from the sale of common stock, net of costs, net with repayments of advances and loans of $2,978. All proceeds were used for working capital.

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

ITEM 3. CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of March 31, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the SECURITIES AND EXCHANGE ACT, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the SECURITIES EXCHANGE ACT OF 1934.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

NONE

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2007, the Company issued an aggregate of 168,500 shares of common stock to consultants in exchange for service fees of $84,250. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In February 2007, the Company issued an aggregate of 361,734 shares of common stock to consultants in exchange for service fees of $108,520. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 841,700 shares of common stock to investors in exchange for $441,700 of proceeds, net of costs and fees.

In March 2007, the Company issued an aggregate of 181,500 shares of common stock to consultants in exchange for service fees of $394,499.. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 62,500 shares of common stock to investors in exchange for $55,000 of proceeds, net of costs and fees.

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

Dated: December 21, 2007
                                        SMART SMS CORP.

                                        /s/ STEAPHAN WEIR
                                        ----------------------------------------
                                        Name: STEAPHAN WEIR
                                        Title: Chief Executive Officer, Chief
                                           Financial Officer and Director