Form 10QSB
period 2007-06-30
Smart SMS Corp
filed 2007-12-21
CIK 1123448

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2007

or

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

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2007


                                Table of Contents


ITEM 1. FINANCIAL INFORMATION

     FINANCIAL STATEMENTS (UNAUDITED)

     Condensed Consolidated Balance Sheets:
     June 30, 2007 and December 31, 2006                                       3

     Condensed Consolidated Statements of Losses:
     Three Months Ended June 30, 2007, Six Months Ended June 30, 2007.
     For the Period June 3, 1997 (Date of Inception) through
     June 30, 2007                                                             4

     Condensed Consolidated Statements of Deficiency in Stockholders' Equity
     For the period June 3, 1997 (Date of Inception) through June 30, 2007     5

     Condensed Consolidated Statements of Cash Flows:
     Six Months Ended June 30, 2007,
     For the period ended June 3, 1997 (Date of Inception) through
     June 30, 2007                                                            16

     Notes to Unaudited Condensed Consolidated Financial Statements
     June 30, 2007                                                            17

  Item 2. Management Discussion and Analysis or Plan of Operation             28

  Item 3. Controls and Procedures                                             32

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                   32

  Item 2. Unregistered Sale of Equity Securities and Use of Proceeds          32

  Item 3. Defaults Upon Senior Securities                                     32

  Item 4. Submission of Matters to a Vote of Security Holders                 32

  Item 5. Other Information                                                   32

  Item 6. Exhibits                                                            33

ITEM 1.  FINANCIAL INFORMATION

              FINANCIAL STATEMENTS

                                       SMART SMS CORP.
                                (FORMERLY AMERICAN IDC CORP.)
                                 A DEVELOPMENT STAGE COMPANY
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                (unaudited)
                                                                   June 30,     December 31,
                                                                    2007            2006
                                                                ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                       $      6,019    $        330
                                                                ------------    ------------
Other assets:
Deposits (Note H)                                                     80,000              --
                                                                ------------    ------------

Total Assets                                                    $     86,019    $        330
                                                                ============    ============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                        $    246,800    $    250,163
Convertible debenture (Note C)                                        10,000          10,000
Other advances                                                        52,000          50,500
Advances from related party (Note B)                                   5,490           9,968
                                                                ------------    ------------
                                                                     314,290         320,631

COMMITMENTS AND CONTINGENCIES

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share;
  authorized 25,000,000 (Note D):
Preferred stock, series A; par value $0.001 per share;
  authorized 25,000,000 shares; 730,000 and outstanding
  (Liquidation value of $1,460,000, (Note D)                             730             730
Common stock, $0.001 par value; authorized 100,000,000 shares;
  35,137,663 and 8,139,644 shares issued and outstanding
  as of June 30, 2007 and December 31, 2006,
  respectively (Note D and H)                                         35,138           8,140

Additional paid in capital (Note D)                               38,138,562      24,177,671
Common stock subscriptions                                           162,100          12,100
Deferred compensation                                                (40,500)       (189,667)
Accumulated deficit during development stage                     (38,524,301)    (24,329,275)
                                                                ------------    ------------
(Deficiency in) stockholders' equity                                (228,271)       (320,301)

Total liabilities and (deficiency in) stockholders' equity      $     86,019    $        330
                                                                ============    ============


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements


                                                          SMART SMS CORP.
                                                   (FORMERLY AMERICAN IDC CORP.)
                                                    A DEVELOPMENT STAGE COMPANY
                                                   CONDENSED STATEMENTS OF LOSSES
                                                            (UNAUDITED)

                                                                                                                    For the period
                                                                                                                         from
                                                                                                                      June 3, 1997
                                                                                                                        (date of
                                                                                                                       (inception)
                                                       Three months ended June 30,      Six months ended June 30,        through
                                                         2007             2006            2007            2006        June 30, 2007
                                                      ------------    ------------    ------------    ------------    ------------
Operating expenses:
Selling, general and administrative                   $ 12,904,367    $  1,012,931    $ 14,243,226    $  8,126,250    $ 38,071,901
Impairment loss                                                 --              --              --              --         523,000
                                                      ------------    ------------    ------------    ------------    ------------

  Total operating expenses                              12,904,367       1,012,931      14,243,226       8,126,250      38,594,901

Loss from operations                                   (12,904,367)     (1,012,931)    (14,243,226)     (8,126,250)    (38,594,901)

Other income (expense)                                      41,000              --          48,500              --          81,500
Interest (expense), net                                       (150)           (150)           (300)           (300)        (10,900)
                                                      ------------    ------------    ------------    ------------    ------------

Net income before provision for income taxes           (12,863,517)     (1,013,081)    (14,195,026)     (8,126,550)    (38,524,301)

Provision for income taxes                                      --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------

NET LOSS                                              $(12,863,517)   $ (1,013,081)   $(14,195,026)   $ (8,126,550)   $(38,524,301)
                                                      ============    ============    ============    ============    ============

Loss per common share (basic and assuming dilution)   $      (0.42)   $      (0.21)   $      (0.72)   $      (1.84)
                                                      ============    ============    ============    ============
Weighted average common shares outstanding
(basic and assuming dilution)                           30,464,894       4,908,811      19,773,954       4,414,020
                                                      ============    ============    ============    ============


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements


                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                          Additional    Common    Deferred     During
                                  Preferred stock        Common stock       Paid in     Stock      Compen-   Development
                                Shares     Amount     Shares     Amount     Capital  Subscription  sation       Stage        Total
                               ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------   ---------

Balance, December 31, 2001            --  $      --     52,000  $      52  $  86,948  $      --   $      --   $ (59,823)  $  27,177

Common stock issued in
  July 2002 in exchange for
  services rendered at $50.00
  per share (Note D)                  --         --      3,000          3    149,997         --          --          --     150,000

Common stock issued in
  October 2002 in exchange
  for services rendered at
  $85.00 per share (Note D)           --         --      3,000          3    254,997         --          --          --     255,000

Sale of common stock in
  October 2002 at $30.00
  per share, net (Note D)             --         --      1,000          1     29,989         --          --          --      29,990

Common stock issued in
  November 2002 in exchange
  for services rendered at
  $35.00 per share (Note D)           --         --      1,100          1     38,499         --          --          --      38,500

Common stock issued in
  December 2002 in exchange
  for services rendered at
  $43.00 per share (Note D)           --         --      2,400          2    103,198         --          --          --     103,200

Sale of common stock in
  December 2002 at $25.00 per
  share (Note D)                      --         --      1,000          1     24,999    (20,000)         --          --       5,000

Issuance of stock options
  in exchange for services
  rendered                            --         --         --         --     51,900         --          --          --      51,900

Net loss                              --         --         --         --         --         --          --    (797,069)   (797,069)
                               ---------  ---------  ---------  ---------  ---------  ---------   ---------   ---------   ---------

Balance, December 31, 2002            --  $      --     63,500         63    740,527    (20,000)         --    (856,892)   (136,302)
                               =========  =========  =========  =========  =========  =========   =========   =========   =========


See accompanying notes to the unaudited condensed consolidated financial statements


                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

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
                                ======  ======  ==========  ==========  ==========  ==========   =========  ==========   ==========


See accompanying notes to the unaudited condensed consolidated financial statements

                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

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
                                 ======   ======   =======   ======   ===========   =========    ======   ===========  ===========


See accompanying notes to the unaudited condensed consolidated financial statements


                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

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
                              ======  ======   =======    ======    ===========   ===========   =======   ===========   ===========


See accompanying notes to the unaudited condensed consolidated financial statements



                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

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
                               ======  ======   =======   ======   ===========   ===========   ========   ===========   ===========


See accompanying notes to the unaudited condensed consolidated financial statements

                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

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
                             ======   ======   =========   =======   ===========   ===========  ========   ===========   ==========


See accompanying notes to the unaudited condensed consolidated financial statements

                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007


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
                               =======  ======  =========  =======  ===========  =========   =========  ============   ============


See accompanying notes to the unaudited condensed consolidated financial statements

                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

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
                              =======  ======  =========  ========  ===========  =========  ===========  ============   ===========


See accompanying notes to the unaudited condensed consolidated financial statements


                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

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
                             =======  ========  =========  =======  ============  =========  ==========  ============  ============


See accompanying notes to the unaudited condensed consolidated financial statements


                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                   Additional    Common     Deferred       During
                              Preferred stock     Common stock      Paid in      Stock       Compen-     Development
                              Shares   Amount   Shares    Amount    Capital   Subscription   sation         Stage         Total
                              -------  ------  ---------  ------  ------------  --------  ------------   ------------  ------------

Balance, December 31, 2006    730,000  $  730  8,139,644  $8,140  $ 24,177,671  $ 12,100  $   (189,667)  $(24,329,275) $   (320,301)

Common stock issued in
  January 2007 in
  exchange for services
  rendered at $1.65
  per share (Note D)               --      --    168,500     168       277,857        --            --             --       278,025

Sale of common stock
  in February 2007                 --      --    105,000     105        54,895        --            --             --        55,000

Common stock issued in
  February 2007 in
  exchange for services
  rendered at $0.80 per
  share (Note D)                   --      --    200,000     200       159,800        --            --             --       160,000

Common stock issued in
  February 2007 in exchange
  for services rendered at
  $0.90 per share (Note D)         --      --    250,000     250       224,750        --            --             --       225,000

Common stock issued in
  February 2007 in exchange
  for services rendered at
  $0.95 per share (Note D)         --      --    164,234     164       155,858        --            --             --       156,022

Common stock issued in
  February 2007 in exchange
  for expenses paid at $0.95
  per share (Note D)               --      --     19,200      19        18,221        --            --             --        18,240

Sale of common stock in
  March 2007                       --      --    525,000     525       266,975        --            --             --       267,500

Common stock issued in
  March 2007 in exchange
  for services rendered at
  $0.40 per share                  --      --    200,000     200        79,800        --            --             --        80,000

Common stock issued in
  March 2007 in exchange
  for expenses paid at
  $0.60 per share (Note D)         --      --     37,500      38        22,462        --            --             --        22,500
                              -------  ------  ---------  ------  ------------  --------  ------------   ------------  ------------

Subtotal                      730,000  $  730  9,809,078  $9,809  $ 25,438,289  $ 12,100  $   (189,667)  $(24,329,275) $    941,986
                              =======  ======  =========  ======  ============  ========  ============   ============  ============


See accompanying notes to the unaudited condensed consolidated financial statements


                                                           SMART SMS CORP.
                                                    (FORMERLY AMERICAN IDC CORP.)
                                                     A DEVELOPMENT STAGE COMPANY
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JUNE 3, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2007

                                                                                                         Deficit
                                                                                                        Accumulated
                                                                   Additional     Common    Deferred      During
                             Preferred stock     Common stock       Paid in       Stock      Compen-    Development
                             Shares   Amount    Shares    Amount    Capital    Subscription  sation        Stage           Total
                             -------  ------  ----------  -------  -----------  ----------  ---------   ------------   ------------

Balance forward              730,000  $  730   9,809,078  $ 9,810  $25,438,289  $   28,600  $(189,667)  $(24,329,275)  $    958,486

Sale of common stock
  in April 2007                   --      --     275,000      275      104,725          --         --             --        105,000

Issuance of common stock
  for subscription, net           --      --      78,000       78       16,422     (16,500)        --             --

Common stock issued in
  April 2007 in exchange
  for services rendered
  at $0.51 per share (Note D)     --      --     820,000      820      417,380          --         --             --        418,200

Common stock issued in
  April 2007 in exchange
  for services rendered at
  $0.50 per share (Note D)        --      --  20,010,000   20,010    9,984,990          --         --             --     10,005,000

Common stock issued in
  April 2007 in exchange
  for services rendered
  at $0.41 per share (Note D)     --      --   1,000,000    1,000      409,000          --         --             --        410,000

Common stock issued in
  April 2007 in exchange
  for services rendered at
  $0.36 per share (Note D)        --      --      50,000       50       17,950          --         --             --         18,000

Sale of common stock in
  May 2007                        --      --     633,333      633      199,367          --         --             --        200,000

Common stock issued in
  May 2007 in exchange
  for services rendered at
  $0.40 per share (Note D)        --      --      52,250       52       20,848          --         --             --         20,900

Common stock issued in
  May 2007 in exchange
  for services rendered at
  $1.00 per share (Note D)        --      --     100,000      100       99,900          --         --             --        100,000

Common stock issued in
  June 2007 in exchange
  for services rendered at
  $0.78 per share (Note D)        --      --     250,000      250      194,750          --         --             --        195,000

Sale of common stock in
  June 2007                       --      --      40,000       40       19,960          --         --             --         20,000

Common stock issued in
  June 2007 in exchange
  for services rendered
  at $0.65 per share (Note D)     --      --     100,000      100       64,900          --         --             --         65,000

Common stock issued in
  June 2007 in exchange
  for services rendered
  at $0.60 per share (Note D)     --      --   1,920,002    1,920    1,150,081          --         --             --      1,152,001

Common stock subscriptions,
  net                             --      --          --       --           --          --         --             --             --

Amortization of deferred
  compensation                    --      --          --       --           --          --    149,167             --        149,167

Common stock subscriptions
  received                        --      --          --       --           --     150,000         --             --        150,000

Net loss                          --      --          --       --           --          --         --    (14,195,026)   (14,195,026)
                             -------  ------  ----------  -------  -----------  ----------  ---------   ------------   ------------
Balance, June 30, 2007       730,000  $  730  35,137,663  $35,138  $38,138,562  $  162,100  $ (40,500)  $(38,524,301)  $   (228,271)
                             =======  ======  ==========  =======  ===========  ==========  =========   ============   ============


See accompanying notes to the unaudited condensed consolidated financial statements


                                                 SMART SMS CORP.
                                          (FORMERLY AMERICAN IDC CORP.)
                                           A DEVELOPMENT STAGE COMPANY
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                                                                For the period
                                                                                                      from
                                                                                                 June 3, 1997 (date
                                                                         For the six months            of
                                                                           ended June 30,       inception) through
                                                                        2007            2006       June 30, 2007
                                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(14,195,026)  $ (8,126,550)  $(38,524,301)
Adjustments to reconcile net loss to cash used
  in operating activities:
Common stock issued in exchange for services rendered                  13,305,648      6,918,084     31,224,808
Common stock issued for license fee                                            --        106,500      1,436,500
Common stock issued for in exchange for expenses                           18,240             --         49,040
Amortization of deferred compensation                                     149,167        443,738      1,217,820
Preferred stock issued for compensation                                        --        391,295      1,095,067
Beneficial conversion feature attributable to convertible debenture            --             --         10,000
Other income received in the form of restricted securities                     --             --         33,000
Impairment loss                                                                --             --        (33,000)
Stock options issued in exchange for services rendered                         --             --        170,105
Common stock issued in exchange for start up costs                             --             --         96,000
Write off of services fees previously paid with common stock                   --             --         75,000
  (Increase) decrease) in:
    Deposits                                                              (80,000)            --        (80,000)
  Increase (decrease) in:
    Cash in excess of available funds                                          --           (192)            --
    Accounts payable and accrued liabilities                               (3,362)        75,428        825,614
                                                                     ------------   ------------   ------------

Net cash (used in) operating activities:                                 (805,333)      (191,697)    (2,404,347)

CASH FLOWS FROM INVESTING ACTIVITIES                                           --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscriptions                814,000        120,607      1,963,554
Proceeds from convertible debenture                                            --             --         10,000
Proceeds from other advances, net of repayments                             1,500         30,870         52,000
Proceeds from advances from related party, net of repayments               (4,478)        41,000        384,812
                                                                     ------------   ------------   ------------
Net cash provided by financing activities                                 811,022        192,477      2,410,366

Net increase (decrease) in cash and cash equivalents                        5,689            780          6,019

Cash and cash equivalents-beginning of the period                             330             --             --
                                                                     ------------   ------------   ------------

Cash and cash equivalents-end of period                              $      6,019   $        780   $      6,019
                                                                     ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                             $         --   $         --   $         --
Income taxes paid                                                              --             --             --
Common stock issued in exchange for services                           13,305,648      6,918,084     31,224,808
Common stock issued in exchange for license fees                               --        106,500      1,436,500
Stock options issued in exchange for services                                  --             --        170,105
Common stock issued in exchange for prepaid services                           --             --         75,000
Common stock issued for start up costs                                         --             --         96,000
Other income received in form of restricted securities                         --             --         33,000
Common stock issued for accrued management fees                                --             --        610,512
Common stock issued in exchange for accrued service fees                       --        180,000        158,258
Common stock issued in exchange for officer advances                           --        129,435
Common stock issued in exchange for related party note                         --        175,000
Common stock issued in exchange for related party advances                     --             --        358,163
Common stock subscription settled by related party                             --             --         60,000



The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and six-month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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


At June 30, 2007, all the subsidiaries were dormant. The consolidated financial statements include the accounts of the Company and the above mentioned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is engaged in developing text messaging services. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2007, the Company has accumulated losses of $38,524,301.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

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

The Company had no employee stock options issued and outstanding at June 30, 2007. All prior awards of stock options were vested in prior years.

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


NOTE B - RELATED PARTY TRANSACTIONS

The Company's officer and principal shareholders have advanced funds to the Company for working capital purposes during the six months ended June 30, 2007 and during the year ended December 31, 2006. No formal repayment terms or arrangements exist.

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

At June 30, 2007, the Company has no liabilities due to its officers, and total amount due to other shareholders was $5,490.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

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

On August 1, 2007, the Company amended their articles of incorporation to change their capital stock to consist of 100,000,000 shares; 25,000,000 shares to be preferred stock with a par value of $0.001 and 75,000,000 shares of common stock with a par value of $0.001

On November 29, 2007, subsequent to the financial statements, the Board of Directors passed a resolution to amend the Articles of Incorporation to amend Article Four to read "the capital stock of this corporation shall consist of one hundred million (125,000,000) shares of capital stock of which twenty five million (25,000,000) shall be shares of preferred stock with a par value of $.001 per share ("preferred stock"), and 100 million (100,000,000) shall be shares of common stock with a par value of $.001 per share ("common stock"). The board of directors, by resolution only and without further action or approval, may cause the corporation to issue such preferred stock in one or more series and to establish the designation, voting powers, preferences and rights of each rights of each series of preferred red stock."

Preferred Stock

On November 23, 2005, the Company's board of directors passed a resolution to create the Company's Series A Convertible Preferred Stock (the "Series A Preferred"). The Articles of Incorporation, as amended, provide that the Company shall have the authority to issue One Billion Twenty Five Million (1,025,000,000) shares of capital stock, of which Twenty Five Million (25,000,000) shall be shares of Preferred Stock with a par value of $0.001 per share ("Preferred Stock"), and One Billion (1,000,000,000) shall be shares of Common Stock with a par value of $0.001 per share ("Common Stock"). The board of directors, by resolution only and without further action or approval, may cause the Company to issue such Preferred Stock in one or more series and to establish the designation, voting powers, other powers, preferences and rights of each series of Preferred Stock. Subsequent to the date of the financial statements, the authorized common stock was increased to 100,000,000 shares (Note H).

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Preferred Stock (continued)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (continued)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (continued)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (continued)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (continued)

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock (continued)

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

In April 2007, the Company issued an aggregate of 21,880,000 shares of common stock to consultants in exchange for service fees of $10,851,200. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 353,000 shares of common stock to investors in exchange for $121,500 of proceeds, net of costs and fees.

In May 2007, the Company issued an aggregate of 152,250 shares of common stock to consultants in exchange for service fees of $120,900. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 633,333 shares of common stock to investors in exchange for $200,000 of proceeds, net of costs and fees.

In June 2007, the Company issued an aggregate of 2,270,002 shares of common stock to consultants in exchange for service fees of $1,412,001. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 40,000 shares of common stock to investors in exchange for $20,000 of proceeds, net of costs and fees.

During the six months ended June 30, 2007 and 2006, the Company amortized shares issued in exchange for deferred compensation and charged to operations an aggregate amount of $125,000 and $443,738, respectively.

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE E - NON-EMPLOYEE STOCK OPTIONS

The Company did not grant stock options to employees as of June 30, 2007. The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants, after giving effect to 1:100 reverse split in common stock subsequent to the date of the financial statements (Note D and H). These options were granted in lieu of cash compensation for services performed to consultants.

                              OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                              -------------------                                  -------------------

                                          WEIGHTED AVERAGE        WEIGHED                       WEIGHTED
                          NUMBER       REMAINING CONTRACTUAL      AVERAGE         NUMBER        AVERAGE
   EXERCISE PRICES     OUTSTANDING          LIFE (YEARS)       EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE
   ---------------     -----------          ------------       --------------  -----------   --------------
     $   5.00           2,000                  0.05                 5.00           2,000          5.00
        50.00           1,000                  1.50                50.00           1,000         50.00
                        -----                  ----              -------           -----       -------
                        3,000                  0.53              $ 20.00           3,000       $ 20.00
                        =====                  ====              =======           =====       =======


Transactions involving options issued to non-employees are summarized as follows:

                                                                                  Weighted Average
                                                         Number of Shares         Price Per Share
                                                         ----------------         ---------------
       Outstanding at January 1, 2005                          4,000                 $  52.50
                                                             =======                 ========
          Granted                                                  -                        -
          Exercised                                                -                        -
          Canceled or expired                                      -                        -
                                                                   -                        -
       Outstanding at December 31, 2005                        4,000                    52.50
                                                             =======                 ========
          Granted                                                  -                        -
          Exercised                                                -                        -
          Cancelled or expired                                     -                        -
                                                                   -                        -
       Outstanding at December 31, 2006                        4,000                 $  52.50
                                                             =======                 ========
          Granted                                                  -                        -
          Exercised                                                -                        -
          Cancelled or expired                                (1,000)                    0.25
                                                             -------                 --------
       Outstanding at June 30, 2007                            3,000                 $  20.00
                                                             =======                 ========

There were no compensation costs charged to operations in connection with granting options to consultants during the six months ended June 30, 2007 and 2006.

NOTE F - COMMITMENTS AND CONTINGENCIES

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                  (UNAUDITED)

NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)


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

NOTE G - GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements during the period June 3, 1997 through June 30, 2007, the Company has incurred a loss of $38,524,301, and the Company's current liabilities exceeded its current assets by $308,271 as of June 30, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying unaudited condensed financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

                                 SMART SMS CORP.
                          (FORMERLY AMERICAN IDC CORP.)
                           A DEVELOPMENT-STAGE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE H - SUBSEQUENT EVENTS (CONTINUED)

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

Financing:

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

In the six months ended June 30, 2007, the Company paid an aggregate of $80,000 in deposits for the possible acquisition of RBA International. The Company has not concluded the possible acquisition nor determined the final purchase price, if acquired.

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

Because we remain essentially a start-up development company with limited capital resources, it may be necessary for our officers and shareholders to either advance funds to us, or to accrue expenses until such time as an additional financing can be made. Our Chief Executive Officer and principal shareholders have advanced funds to us for working capital purposes as of June 30, 2007 and December 31, 2006, respectively. No formal repayment terms or arrangements exist. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible until our product development and marketing reaches a point when additional financing will be possible. Further, our Chief Executive Officer will defer major cash compensation until such time as we begin to earn revenues from operations. It is clear to us that present funding is not sufficient for the launch of our operations, and that we must interest investors in one or more secondary capital formation programs before we can launch. We do not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to continue operations. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. Management is now engaged in evaluating the feasibility of further limited offerings or private placements, whether to develop a program for investors involving royalties or profit participation in actual product sales, with investments tied to specific products, or whether to attempt to register securities for sale, pursuant to
Section 5 of the SECURITIES ACT OF 1933. It is the conclusion of management that significant additional capital formation is necessary to launch operations successfully. We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis, until we begin to earn revenues from operations. Other than our current commitments, outside advisors or consultants will be used only if they can be obtained for a minimal cost or on a deferred payment basis. Management is confident that we will be able to operate in this manner as we continue to develop our business plan during the next twelve months. We are developing the software for launch of Smart SMS. Expenses of this development are expected to be $1,000,000 during 2007. We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

REVENUES - We had no revenues for the three months ended June 30, 2007 or March 31, 2007. We are in the process of developing our text messaging services as discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had a working capital deficit of $308,271 compared to a working capital deficit of $320,301 at December 31, 2005, an increase in deficit of $12,030. This increase in deficit is primarily due to a reduction in accounts payable and other accrued liabilities, and an increase in our cash position.

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

We generated a cash flow deficit from operations of $805,333 for the six months ended June 30, 2007. Cash flow deficits from operating activities for the six months ended June 30, 2007 is primarily attributable to our net loss from operations of $14,195,026, adjusted for common stock issued for services and expenses of $13,323,888 and amortization of deferred compensation of 149,167. The cash flow deficit decreased by the changes in our current assets and liabilities of $83,362 primarily due to a deposit of $80,000 paid towards a possible acquisition candidate.

Cash flow provided from financing activities was $811,022 for the six months ended June 30, 2007. Proceeds received during this period were $814,000 derived from proceeds from the sale of common stock, net of costs, net with repayments of advances and loans of $2,978. All proceeds were used for working capital.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

NONE

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2007, the Company issued an aggregate of 21,820,000 shares of common stock to consultants in exchange for service fees of $4,364,000. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 713,000 shares of common stock to investors in exchange for $227,000 of prfoceeds, net of costs and fees.

In May 2007, the Company issued an aggregate of 147,250 shares of common stock to consultants in exchange for service fees of $24,250. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 338,333 shares of common stock to investors in exchange for $102,500 of proceeds, net of costs and fees.

In June 2006, the Company issued an aggregate of 1,420,000 shares of common stock to consultants in exchange for service fees of $516,000. The valuation of the common stock issued for services was based on the services rendered and did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 990,002 shares of common stock to investors in exchange for $330,000 of proceeds, net of costs and fees.

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